Form 10-Q
period 2018-03-31
Casa Systems Inc
filed 2018-05-11
CIK 1333835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________.

Commission File Number: 001-38324

Casa Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-3108867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Old River Road Andover, Massachusetts	01810
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (978) 688-6706

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2018, the registrant had 82,373,785 shares of common stock, $0.001 par value per share, issued and outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “should,” “expects,” “plans,” “anticipates,” “would,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CASA SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$307,095	$260,820
Accounts receivable, net of provision for doubtful accounts of $692 as of March 31, 2018 and December 31, 2017	88,866	122,634
Inventory	29,354	36,148
Prepaid expenses and other current assets	3,920	5,151
Prepaid income taxes	1,811	538
Total current assets	431,046	425,291
Property and equipment, net	29,166	29,363
Accounts receivable, net of current portion	4,326	4,710
Deferred tax assets	8,719	9,718
Other assets	612	615
Total assets	$473,869	$469,697
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,741	$15,833
Accrued expenses and other current liabilities	34,920	48,250
Accrued income taxes	1,818	118
Deferred revenue	27,820	34,224
Current portion of long-term debt, net of unamortized debt issuance costs	2,161	2,156
Total current liabilities	81,460	100,581
Accrued income taxes, net of current portion	9,085	8,810
Deferred revenue, net of current portion	16,576	14,691
Long-term debt, net of current portion and unamortized debt issuance costs	294,915	295,459
Total liabilities	402,036	419,541
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized as of March 31, 2018 and December 31, 2017; no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 500,000 shares authorized as of March 31, 2018 and December 31, 2017; 81,801 and 81,043 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	82	81
Additional paid-in capital	131,536	128,798
Accumulated other comprehensive income	1,356	194
Accumulated deficit	(61,141)	(78,917)
Total stockholders’ equity	71,833	50,156
Total liabilities and stockholders’ equity	$473,869	$469,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Product	$80,189	$65,209
Service	8,885	7,520
Total revenue	89,074	72,729
Cost of revenue:
Product	25,780	19,132
Service	1,339	1,257
Total cost of revenue	27,119	20,389
Gross profit	61,955	52,340
Operating expenses:
Research and development	20,530	14,468
Sales and marketing	11,268	10,080
General and administrative	7,188	4,995
Total operating expenses	38,986	29,543
Income from operations	22,969	22,797
Other income (expense):
Interest income	1,095	504
Interest expense	(4,672)	(4,193)
Gain (loss) on foreign currency, net	(24)	30
Other income, net	201	119
Total other income (expense), net	(3,400)	(3,540)
Income before provision for income taxes	19,569	19,257
Provision for income taxes	1,793	1,103
Net income	17,776	18,154
Other comprehensive income—foreign currency translation adjustment	1,162	239
Comprehensive income	$18,938	$18,393
Net income attributable to common stockholders:
Basic	$17,776	$7,588
Diluted	$17,776	$8,643
Net income per share attributable to common stockholders:
Basic	$0.22	$0.23
Diluted	$0.19	$0.20
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	81,629	33,618
Diluted	93,594	43,299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2018	81,043	$81	$128,798	$194	$(78,917)	$50,156
Exercise of stock options and common stock issued upon vesting of equity awards	758	1	674	—	—	675
Foreign currency translation adjustment, net of tax of $0	—	—	—	1,162	—	1,162
Stock-based compensation	—	—	2,064	—	—	2,064
Net income	—	—	—	—	17,776	17,776
Balances at March 31, 2018	81,801	$82	$131,536	$1,356	$(61,141)	$71,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$17,776	$18,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,302	1,728
Stock-based compensation	4,230	1,900
Deferred income taxes	1,040	1,815
Excess and obsolete inventory valuation adjustment	(1,043)	162
Changes in operating assets and liabilities:
Accounts receivable	28,470	53,134
Inventory	7,713	(7,495)
Prepaid expenses and other assets	103	2,090
Prepaid income taxes	(1,273)	(4,441)
Accounts payable	1,644	(12,743)
Accrued expenses and other current liabilities	(7,162)	(10,000)
Accrued income taxes	1,969	(10,746)
Deferred revenue	(4,626)	(20,142)
Net cash provided by operating activities	51,143	13,416
Cash flows used in investing activities:
Purchases of property and equipment	(2,539)	(1,858)
Net cash used in investing activities	(2,539)	(1,858)
Cash flows used in financing activities:
Principal repayments of debt	(826)	(823)
Proceeds from exercise of stock options	675	40
Payments of dividends and equitable adjustments	(2,241)	(96,739)
Payments of initial public offering costs	(976)	(1,245)
Employee taxes paid related to net share settlement of equity awards	—	(3,788)
Net cash used in financing activities	(3,368)	(102,555)
Effect of exchange rate changes on cash and cash equivalents	1,039	65
Net increase (decrease) in cash and cash equivalents	46,275	(90,932)
Cash and cash equivalents at beginning of period	260,820	329,554
Cash and cash equivalents at end of period	$307,095	$238,622
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,291	$4,274
Cash paid for income taxes	$53	$14,320
Supplemental disclosures of non-cash operating, investing and financing activities:
Purchases of property and equipment included in accounts payable	$287	$783
Prepaid expenses and other current assets included in accounts payable	$241	$77
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$171	$375
Unpaid equitable adjustments included in accrued expenses and other current liabilities	$8,420	$10,770
Release of customer incentives included in accounts receivable and accrued expenses and other current liabilities	$5,754	$12,619

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(Unaudited)

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

The accompanying condensed consolidated balance sheet as of March 31, 2018, the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2018 and 2017, the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 and the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2018 are unaudited. The financial data and other information disclosed in these notes related to the three months ended March 31, 2018 and 2017 are also unaudited. The accompanying condensed consolidated balance sheet as of December 31, 2017 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2017. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2018 (the “Annual Report on Form 10-K”). There have been no material changes to the Company’s accounting policies from those disclosed in the Annual Report on Form 10-K that would have a material impact on the Company’s condensed consolidated financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations and cash flows to be anticipated for the full year ending December 31, 2018 or any future period.

The accompanying condensed consolidated financial statements include the accounts and results of operations of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Significant estimates and judgments relied upon by management in preparing these condensed consolidated financial statements include revenue recognition, provision for doubtful accounts, reserves for excess and obsolete inventory, valuation of inventory and deferred inventory costs, the expensing and capitalization of software-related research and development costs, amortization and depreciation periods, recoverability of net deferred tax assets, valuations of uncertain tax positions, provision for income taxes, warranty allowances, the valuation of the Company’s common stock and other equity instruments, and stock-based compensation expense.

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

For certain customers and/or for certain transactions, the Company provides extended payment arrangements to allow the customer to pay for the purchased equipment in monthly, other periodic or lump-sum payments over a period of one to five years. Certain of these arrangements are collateralized by the underlying assets during the term of the arrangement. Payments due beyond 12 months from the balance sheet date are recorded as non-current assets. In addition, amounts recorded as current and non-current accounts receivable for extended payment term arrangements at any balance sheet date have a corresponding amount recorded as deferred revenue because the Company defers the recognition of revenue for all extended payment term arrangements and only recognizes revenue to the extent of the payment amounts that become due from the customer.

Although there is no contractual interest rate for customer arrangements with extended payment terms, the Company imputes interest on the accounts receivable related to these arrangements and reduces the arrangement fee that will be recognized as revenue for the amount of the imputed interest, which is recorded as interest income over the payment term using the effective interest method. For the periods presented in the accompanying condensed consolidated financial statements, the impact of imputing interest on revenue and interest income was insignificant.

Accounts receivable as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Current portion of accounts receivable, net:
Accounts receivable, net	$71,164	$106,114
Amounts due from related party (see Note 14)	15,067	13,367
Accounts receivable, extended payment arrangements	2,635	3,153
	88,866	122,634
Accounts receivable, net of current portion:
Accounts receivable, extended payment arrangements	4,326	4,710
	$93,192	$127,344

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

As of March 31, 2018 and December 31, 2017, the Company concluded that all amounts due under extended payment term arrangements were collectible and no reserve for credit losses was recorded. During the three months ended March 31, 2018 and 2017, the Company did not provide a reserve for credit losses and did not write off any uncollectible receivables due under extended payment term arrangements.

Concentration of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash and cash equivalents consist of demand deposits, savings accounts, commercial paper, money market mutual funds, and certificates of deposit with financial institutions, which may exceed Federal Deposit Insurance Corporation limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Significant customers are those that represent 10% or more of revenue or accounts receivable as set forth in the following table:

	Revenue		Accounts Receivable, Net
	Three Months Ended March 31,		March 31,	December 31,
	2018	2017	2018	2017
Customer A	27%	13%	25%	44%
Customer B	18%	21%	16%	10%
Customer C	12%	*	11%	*
Customer D	*	*	*	17%
Customer E	*	14%	*	*

*	Less than 10% of total

Customer B is a related party, Liberty Global Affiliates (see Note 14).

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

Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance under GAAP. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 such that the standard is effective for public companies for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. The standard is effective for private companies, and emerging growth companies that choose to take advantage of the extended transition periods, for annual reporting periods beginning after December 15, 2018. Entities are not permitted to adopt the standard earlier than the original effective date for public entities. This standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”), which further clarifies the implementation guidance on principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), clarifying the implementation guidance on identifying performance obligations and licensing. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which clarifies the objective of the collectibility criterion, presentation of taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and how guidance in ASU 2014-09 is retrospectively applied. ASU 2016-08, ASU 2016-10 and ASU 2016-12 have the same effective dates and transition requirements as ASU 2014-09. The Company continues to assess the potential impact that the adoption of ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 will have on its consolidated financial statements. Based on its assessment to date, the Company does expect that the adoption of this new accounting standard will impact the timing and amount of assets, liabilities, revenue and/or expenses recorded and the financial statement disclosures related to the Company’s revenue from contracts with its customers. For example, the treatment of extended payment terms, contingent revenue elements, commissions and costs to obtain customer contracts may change under the new accounting standard. The Company is continuing to assess the impact of this new accounting standard and the expected adoption method. This assessment is subject to change, and the Company may identify other impacts on its consolidated financial statements.

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

3. Inventory

Inventory as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Raw materials	$4,753	$5,135
Work in process	—	7
Finished goods:
Manufactured finished goods	31,008	36,321
Deferred inventory costs	1,222	3,344
	36,983	44,807
Valuation adjustment for excess and obsolete inventory	(7,629)	(8,659)
	$29,354	$36,148

4. Property and Equipment

Property and equipment as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Computers and purchased software	$13,377	$12,343
Leasehold improvements	1,295	1,268
Furniture and fixtures	1,831	1,752
Machinery and equipment	18,798	17,911
Land	3,091	3,091
Building	4,765	4,765
Building improvements	5,004	4,906
Trial systems at customers’ sites	7,392	7,458
	55,553	53,494
Less: Accumulated depreciation and amortization	(26,387)	(24,131)
	$29,166	$29,363

During the three months ended March 31, 2018 and 2017, the Company transferred trial systems from inventory into property and equipment with values of ($65) and $435, respectively, net of transfers of trial systems to cost of revenue. In addition, the Company transferred $65 and $495 of equipment from inventory into property and equipment during the three months ended March 31, 2018 and 2017, respectively.

Total depreciation and amortization expense was $2,302 and $1,728 for the three months ended March 31, 2018 and 2017, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Accrued compensation and related taxes	$14,787	$22,465
Accrued warranty	1,131	1,246
Dividends and equitable adjustments payable (see Note 10)	8,420	10,661
Accrued customer incentives	4,428	8,437
Other accrued expenses	6,154	5,441
	$34,920	$48,250

Accrued Warranty

Substantially all of the Company’s products are covered by warranties for software and hardware for periods ranging from 90 days to one year. In addition, in conjunction with customers’ renewals of maintenance and support contracts, the Company offers an extended warranty for periods typically of one to three years for agreed-upon fees. In the event of a failure of a hardware product or software covered by these warranties, the Company must repair or replace the software or hardware or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company’s warranty reserve, which is included in accrued expenses and other current liabilities in the consolidated balance sheets, reflects estimated material, labor and other costs related to potential or actual software and hardware warranty claims for which the Company expects to incur an obligation. The Company’s estimates of anticipated rates of warranty claims and the costs associated therewith are primarily based on historical information and future forecasts. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary. If the historical data used to calculate the adequacy of the warranty reserve are not indicative of future requirements, additional or reduced warranty reserves may be required.

A summary of changes in the amount reserved for warranty costs for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017
Warranty reserve at beginning of period	$1,246	$1,256
Provisions	353	617
Charges	(468)	(467)
Warranty reserve at end of period	$1,131	$1,406

6. Fair Value Measurements

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

The following tables present information about the fair value of the Company’s financial assets and liabilities as of March 31, 2018 and December 31, 2017 and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$—	$23,826	$—	$23,826
Commercial paper	—	48,392	—	48,392
Money market mutual funds	223,111	—	—	223,111
	$223,111	$72,218	$—	$295,329
Liabilities:
SARs	$—	$—	$4,321	$4,321
Foreign currency forward contracts	—	217	—	217
	$—	$217	$4,321	$4,538

	Fair Value Measurements as of December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$—	$18,905	$—	$18,905
Commercial paper	—	11,483	—	11,483
Money market mutual funds	224,555	—	—	224,555
	$224,555	$30,388	$—	$254,943
Liabilities:
SARs	$—	$—	$2,155	$2,155
Foreign currency forward contracts	—	150	—	150
	$—	$150	$2,155	$2,305

During the three months ended March 31, 2018 and 2017 there were no transfers between Level 1, Level 2 and Level 3.

There were no changes to the valuation techniques used to measure asset and liability fair values on a recurring basis during the three months ended March 31, 2018 from those included in the Company’s audited consolidated financial statements for the year ended December 31, 2017. The following table provides a summary of changes in the fair values of the Company’s SARs liability, for which fair value is determined by Level 3 inputs:

	Three Months Ended March 31,
	2018	2017
Fair value at beginning of period	$2,155	$1,195
Change in fair value	2,166	(11)
Exercises	—	—
Fair value at end of period	$4,321	$1,184

7. Derivative Instruments

The Company has certain international customers that are billed in foreign currencies. To mitigate the volatility related to fluctuations in the foreign exchange rates for accounts receivable denominated in foreign currencies, the Company enters into foreign currency forward contracts. As of March 31, 2018, the Company had foreign currency forward contracts outstanding with notional amounts totaling 10,611 euros maturing in the second, third and fourth quarters of 2018. As of December 31, 2017, the Company had foreign currency forward contracts outstanding with notional amounts totaling 5,924 euros maturing in the first and second quarters of 2018.

The Company’s foreign currency forward contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes, and accordingly, all changes in the fair value of these derivative instruments are recorded as unrealized foreign currency transaction gains or losses and are included in the consolidated statements of operations and comprehensive income as a component of other income (expense). The Company records all derivative instruments in the consolidated balance sheet at their fair values. As of March 31, 2018 and December 31, 2017, the Company recorded a liability of $217 and $150, respectively, related to outstanding foreign currency forward contracts, which were included in accrued expenses and other current liabilities in the consolidated balance sheets.

8. Income Taxes

The Company’s effective income tax rate was 9.2% and 5.7% for the three months ended March 31, 2018 and 2017, respectively. The effective income tax rate is based on the estimated annual effective tax rate, adjusted for discrete tax items recorded in the period. The provision for income taxes was $1,793 and $1,103 for the three months ended March 31, 2018 and 2017, respectively.

The Company determines its estimated annual effective tax rate at the end of each interim period based on estimated pre-tax income and facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period with certain adjustments. The tax effects of significant unusual or extraordinary items are discretely reflected in the periods in which they occur. The Company’s estimated annual effective tax rate can change based on the mix of jurisdictional pre-tax income and other factors.

The effective income tax rate for the three months ended March 31, 2018 differed from the federal statutory rate due to the foreign tax rate differential, permanent differences, research and development tax credits, excess tax benefit from stock-based transactions, state taxes and impacts of the Tax Cuts and Jobs Act (the “TCJA”). Permanent differences primarily included the nondeductible stock-based compensation expense.

As of December 31, 2017, the Company has accounted for the impacts of the TCJA to the extent a reasonable estimate could be made and recognized provisional amounts related to the deemed repatriation tax, offset by the remeasurement of deferred tax assets and liabilities to record the effects of the tax law change in the period of enactment. This treatment is provided for in Staff Accounting Bulletin 118, which allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law during the measurement period. The measurement period ends when the company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. During the first quarter of 2018, the Internal Revenue Service issued additional guidance providing clarification on certain aspects of the deemed repatriation tax calculation. The additional guidance did not result in an adjustment to the provisional amounts recorded as of December 31, 2017. The Company will continue to monitor for new guidance related to provisional amounts recorded. The change in the provision for income taxes for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to a decrease in tax benefits from stock-based transactions.

9. Debt

The aggregate principal amount of debt outstanding as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
	2018	2017
Term loans	$296,250	$297,000
Mortgage loan	7,186	7,261
Total principal amount of debt outstanding	$303,436	$304,261

Current and non-current debt obligations reflected in the consolidated balance sheets as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
	2018	2017
Current liabilities:
Term loans	$3,000	$3,000
Mortgage loan	306	303
Current portion of principal payment obligations	3,306	3,303
Unamortized debt issuance costs, current portion	(1,145)	(1,147)
Current portion of long-term debt, net of unamortized debt issuance costs	$2,161	$2,156
Non-current liabilities:
Term loans	$293,250	$294,000
Mortgage loan	6,880	6,958
Non-current portion of principal payment obligations	300,130	300,958
Unamortized debt issuance costs, non-current portion	(5,215)	(5,499)
Long-term debt, net of current portion and unamortized debt issuance costs	$294,915	$295,459

Term Loan and Revolving Credit Facilities

On December 20, 2016, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, various lenders and JPMorgan Chase Bank, N.A. and Barclays Bank PLC providing for (i) a term loan facility of $300,000 and (ii) a revolving credit facility of up to $25,000 in revolving credit loans and letters of credit.

As of March 31, 2018 and December 31, 2017, $296,250 and $297,000 in principal amount, respectively, was outstanding under the term loan facility (the “Term Loans”) and the Company did not have any outstanding borrowings under the revolving credit facility; however, the Company had used $1,000 under the revolving credit facility for a stand-by letter of credit that serves as collateral for a stand-by letter of credit issued by Bank of America to one of the Company’s customers pursuant to a contractual performance guarantee. In addition, the Company may, subject to certain conditions, including the consent of the administrative agent and the institutions providing such increases, increase the facilities by an unlimited amount so long as the Company is in compliance with specified leverage ratios, or otherwise by up to $70,000.

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

For Eurodollar rate loans, the Company may select interest periods of one, two, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. The Company has the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at its option, subject, in the case of Eurodollar rate loans, to prepayment penalties if the conversion is effected prior to the end of the applicable interest period. As of March 31, 2018, the interest rate on the Term Loans was 5.88% per annum, which was based on a one-month Eurodollar rate of 1.88% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. As of December 31, 2017, the interest rate on the Term Loans was 5.69% per annum, which was based on a three-month Eurodollar rate of 1.69% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans.

Upon entering into the term loan facility, the Company incurred debt issuance costs of $7,811, which were initially recorded as a reduction of the debt liability and are amortized to interest expense using the effective interest method from the issuance date of the Term Loan until the maturity date. Principal payments of $750 were made under the term loan facility during each of the three months ended March 31, 2018 and 2017.  Interest expense, including the amortization of debt issuance costs, totaled $4,516 and $4,039 for the three months ended March 31, 2018 and 2017, respectively.

The revolving credit facility also requires payment of quarterly commitment fees at a rate of 0.25% per annum on the difference between committed amounts and amounts actually borrowed under the facility and customary letter of credit fees. For each of the three months ended March 31, 2018 and 2017, interest expense related to the fee for the unused amount of the revolving credit facility totaled $15.

The Term Loans mature on December 20, 2023, and the revolving credit facility matures on December 20, 2021. The Term Loans are subject to amortization in equal quarterly installments, which commenced on March 31, 2017, of principal in an annual aggregate amount equal to 1.0% of the original principal amount of the Term Loans of $300,000, with the remaining outstanding balance payable at the date of maturity.

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

The facilities are secured by, among other things, a first priority security interest, subject to permitted liens, in substantially all of the Company’s assets and all of the assets of certain of its subsidiaries and a pledge of certain of the stock of certain of its subsidiaries, in each case subject to specified exceptions. The facilities contain customary affirmative and negative covenants, including certain restrictions on the Company’s ability to pay dividends, and, with respect to the revolving credit facility, a financial covenant requiring the Company to maintain a specified total net leverage ratio in the event that on the last day of any fiscal quarter the Company has utilized more than 30% of its borrowing capacity under the facility. As of March 31, 2018 and December 31, 2017, the Company had not utilized more than 30% of its borrowing capacity under the revolving credit facility and compliance with the financial covenant was not applicable.

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

The Company made principal payments under the Mortgage Loan of $76 and $73 during the three months ended March 31, 2018 and 2017, respectively. Interest expense, including the amortization of debt issuance costs, totaled $65 and $68 for the three months ended March 31, 2018 and 2017, respectively.

The Mortgage Loan is secured by the land and building purchased in March 2015 and subjects the Company to various affirmative, negative and financial covenants, including maintenance of a minimum debt service ratio. The Company was in compliance with all covenants of the Mortgage Loan as of March 31, 2018 and December 31, 2017.

As of March 31, 2018, aggregate minimum future principal payments of the Company’s debt are summarized as follows:

Year Ending December 31,
2018	$2,478
2019	3,314
2020	9,644
2021	3,000
2022	3,000
Thereafter	282,000
$303,436

10. Stockholders’ Equity

Special Dividends to Holders of Common and Preferred Stock

November 2017 Special Dividend

On November 30, 2017, the board of directors declared a special dividend to the holders of common stock and preferred stock of record on that date, contingent upon the closing of the Company’s IPO. The cash dividend declared to stockholders was $0.5802 per share of common stock, $5.8020 per share of Series B convertible preferred stock (the “Series B Preferred Stock”) and $5.8020 per share of Series C convertible preferred stock (the “Series C Preferred Stock”). Related to this special dividend declared in November 2017, the Company paid $865 of dividends to the common and preferred stockholders during the three months ended March 31, 2018, and as of December 31, 2017, dividend payments to be made totaled $865 and were included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet. No dividend payments with respect to this special dividend were payable as of March 31, 2018.

In connection with this special dividend declared in November 2017, the board of directors also approved, contingent upon the payment of the November 2017 special dividend, cash payments to be made to holders of the Company’s stock options, SARs and RSUs as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of the stock options, SARs and RSUs are equal to $0.5802 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to such holders will be made as their equity awards vest through fiscal year 2021. During the three months ended March 31, 2018, the Company paid $387 to the holders of such vested equity awards. As of March 31, 2018 and December 31, 2017, equitable adjustment payments to be made as equity awards vest through fiscal year 2021, net of estimated forfeitures, totaled $1,348 and $1,735, respectively, and were included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

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

May 2017 Special Dividend

On May 10, 2017, the board of directors declared and the stockholders approved a special dividend to the holders of common stock and preferred stock of record on that date. The cash dividend declared to stockholders was $1.1774 per share of common stock, $11.7744 per share of Series B Preferred Stock and $11.7744 per share of Series C Preferred Stock. No dividend payments with respect to this special dividend were payable as of March 31, 2018 and December 31, 2017.

In connection with the special dividend declared in May 2017, the board of directors also approved cash payments to be made to holders of the Company’s stock options, SARs and RSUs as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of the stock options, SARs and RSUs are equal to $1.1774 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to such holders will be made as their equity awards vest through fiscal year 2021. During the three months ended March 31, 2018, the Company paid $262 to the holders of such vested equity awards. As of March 31, 2018 and December 31, 2017, equitable adjustment payments to be made as equity awards vest through fiscal year 2021, net of estimated forfeitures, totaled $2,030 and $2,292, respectively, and were included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

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

December 2016 Special Dividend

On December 21, 2016, the board of directors declared, and on December 29, 2016 the stockholders approved, a special dividend to the holders of common stock and preferred stock of record on December 27, 2016. The cash dividend declared to stockholders was $2.3306 per share of common stock, $23.3058 per share of Series B Preferred Stock and $23.3058 per share of Series C Preferred Stock. Related to this special dividend declared in December 2016, the Company paid $77,153 of dividends to the common and preferred stockholders during the three months ended March 31, 2017 and no dividend payments with respect to this special dividend were payable as of December 31, 2017.

In connection with the special dividend declared in December 2016, the board of directors also approved cash payments to be made to holders of the Company’s stock options, SARs and RSUs as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of stock options, SARs and RSUs are equal to $2.3306 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to such holders will be made as their equity awards vest through fiscal year 2020. During the three months ended March 31, 2018 and 2017, the Company paid $592 and $19,369 to the holders of such vested equity awards. As of March 31, 2018 and December 31, 2017, equitable adjustment payments to be made as equity awards vest through fiscal year 2020, net of estimated forfeitures, totaled $4,134 and $4,726, respectively, and were included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

June 2016 Special Dividend

On June 17, 2016, the board of directors declared and the stockholders approved a special dividend to the holders of common stock and preferred stock of record on that date. The cash dividend declared to stockholders was $0.5891 per share of common stock, $5.8910 per share of Series B Preferred Stock, and $5.8910 per share of Series C Preferred Stock. Related to this special dividend declared in June 2016, the Company paid no dividends to the common and preferred stockholders during the three months ended March 31, 2018 and 2017, and, as of March 31, 2018 and December 31, 2017, no dividend payments with respect to this special dividend were payable.

In connection with the special dividend declared in June 2016, the board of directors also approved cash payments to be made to holders of the Company’s stock options, SARs and RSUs as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of stock options, SARs and RSUs are equal to $0.5891 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to such holders will be made as their equity awards vest through fiscal year 2020. During the three months ended March 31, 2018 and 2017, the Company paid $119 and $177, respectively to the holders of such vested equity awards. As of March 31, 2018 and December 31, 2017, equitable adjustment payments to be made as equity awards vest through fiscal year 2020, net of estimated forfeitures, totaled $861 and $980 and were included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

November 2014 Special Dividend

On November 30, 2014, the board of directors declared and the stockholders approved a special dividend to the holders of common stock and preferred stock of record on that date. The cash dividend declared to stockholders was $0.3835 per share of common stock, $3.8346 per share of Series B Preferred Stock and $3.8346 per share of Series C Preferred Stock. Related to this special dividend declared in November 2014, the Company paid no dividends to the common and preferred stockholders during the three months ended March 31, 2018 and 2017, and, as of March 31, 2018 and December 31, 2017, no dividend payments with respect to this special dividend were payable.

In connection with the special dividend declared in November 2014, the board of directors also approved cash payments to be made to holders of the Company’s stock options and SARs as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of stock options and SARs are equal to $0.3835 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to the holders of stock options and SARs will be made as equity awards vest through fiscal year 2018. During the three months ended March 31, 2018 and 2017, the Company paid $16 and $40, respectively, to the holders of stock options and SARs for vested equity awards. As of March 31, 2018 and December 31, 2017, equitable adjustment payments to be made as equity awards vest through fiscal year 2018, net of estimated forfeitures, totaled $47 and $63, respectively, and were included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

11. Stock-based Compensation

2017 Stock Incentive Plan

The Company’s 2017 Stock Incentive Plan (the “2017 Plan”) provides for the Company to sell or issue common stock or restricted common stock, or to grant qualified incentive stock options, nonqualified stock options, SARs, RSUs or other stock-based awards to the Company’s employees, officers, directors, advisers and outside consultants. The total number of shares authorized for issuance under the 2017 Plan was 10,062 shares as of March 31, 2018, of which 8,857 shares remained available for future grant.

Stock Options

The following table summarizes the outstanding stock option activity and a summary of information related to stock options as of and for the three months ended March 31, 2018:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at January 1, 2018	15,579	$4.55	6.18	$205,717
Granted	462	24.28
Exercised	(266)	2.53
Forfeited	(59)	11.40
Outstanding at March 31, 2018	15,716	$5.14	6.06	$380,263
Options exercisable at March 31, 2018	11,868	$3.14	5.27	$310,894
Vested or expected to vest at March 31, 2018	15,479	$5.02	6.01	$376,463

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	2.7%	2.0%–2.1%
Expected term (in years)	6.0–6.2	6.0–6.2
Expected volatility	32.4%–32.6%	38.1%–38.5%
Expected dividend yield	0.0%	0.0%

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2018 and 2017 was $8.88 and $4.92 per share, respectively. Cash proceeds received upon the exercise of options were $675 and $40 during the three months ended March 31, 2018 and 2017, respectively. The intrinsic value of stock options exercised during the three months ended March 31, 2018 and 2017 was $5,873 and $181, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Restricted Stock Units

A summary of RSU activity under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”) and the 2017 Plan for the three months ended March 31, 2018 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2018	896	$7.09
Granted	103	24.87
Vested	(491)	5.46	$8,735
Unvested balance at March 31, 2018	508	$12.27

The Company withheld 310 shares of common stock in settlement of employee tax withholding obligations due upon the vesting of RSUs during the three months ended March 31, 2017. During the three months ended March 31, 2018, the Company withheld no shares of common stock in settlement of employee tax withholding obligations due upon the vesting of RSUs.

Stock Appreciation Rights

In January 2017, the Company granted 110 stock appreciation rights (“SARs”) that allow the holder the right, upon exercise, to receive in cash the amount of the difference between the fair value of the Company’s common stock at the date of exercise and the price of the underlying common stock at the date of grant of each SAR. The price of the underlying common stock on the date of grant was $12.24 per share and the grant-date fair value was $4.52 per SAR. The SARs vest over a four-year period from the date of grant and expire ten years from the date of grant. As of March 31, 2018, 240 SARs were outstanding and 60 were unvested. As of March 31, 2018, there were 180 SARs exercisable and the weighted-average fair value was $24.07 per SAR. The fair value of the SAR liability as of March 31, 2018 and December 31, 2017 was $4,321 and $2,155, respectively, (see Note 6) and was included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options, RSUs and SARs for the three months ended March 31, 2018 and 2017 was classified in the condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$209	$71
Research and development expenses	2,018	516
Sales and marketing expenses	375	277
General and administrative expenses	1,628	1,036
	$4,230	$1,900

As of March 31, 2018, there was $21,337 of unrecognized compensation cost related to outstanding stock options, RSUs and SARs, which is expected to be recognized over a weighted-average period of 2.79 years.

12. Net Income per Share

Basic and diluted net income per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$17,776	$18,154
Cumulative dividends on convertible preferred stock	—	(1,451)
Undistributed earnings allocated to participating securities	—	(9,115)
Net income attributable to common stockholders, basic	17,776	7,588
Undistributed earnings reallocated to dilutive potential common shares	—	1,055
Net income attributable to common stockholders, diluted	$17,776	$8,643
Denominator:
Weighted-average shares used to compute net income per share attributable to common stockholders, basic	81,629	33,618
Dilutive effect of stock options	11,713	9,279
Dilutive effect of restricted stock units	252	402
Weighted-average shares used to compute net income per share attributable to common stockholders, diluted	93,594	43,299
Net income per share attributable to common stockholders:
Basic	$0.22	$0.23
Diluted	$0.19	$0.20

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Convertible preferred stock (on an as-converted basis)	—	40,382
Options to purchase common stock	462	1,399
Unvested restricted stock units	103	—

13. Segment Information

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

The following table summarizes the Company’s revenue based on the customer’s location, as determined by the customer’s shipping address:

	Three Months Ended March 31,
	2018	2017
North America:
United States	$36,071	$15,961
Canada	10,092	13,846
Total North America	46,163	29,807
Europe, Middle East and Africa:
Germany	8,134	8,196
Other	16,023	12,877
Total Europe, Middle East and Africa	24,157	21,073
Latin America	9,402	11,967
Asia-Pacific	9,352	9,882
Total revenue(1)	$89,074	$72,729

(1)	Other than the United States, Canada and Germany, no individual countries represented 10% or more of the Company’s total revenue for any of the periods presented.

The Company’s property and equipment, net by location was as follows:

	March 31, 2018	December 31, 2017
United States	$24,415	$24,903
China	3,003	2,612
Other	1,748	1,848
Total property and equipment, net	$29,166	$29,363

14. Related Parties

Transactions Involving Liberty Global Ventures Holding B.V. and its Affiliates

Liberty Global Ventures Holding B.V. is a principal stockholder of the Company through its ownership of common stock. Affiliates of Liberty Global Ventures Holding B.V. (“Liberty Global Affiliates”) are customers of the Company. During the three months ended March 31, 2018 and 2017, the Company recognized revenue of $15,731 and $14,953, respectively, from transactions with Liberty Global Affiliates and amounts received in cash from Liberty Global Affiliates totaled $13,892 and $12,431, respectively. As of March 31, 2018 and December 31, 2017, amounts due from Liberty Global Affiliates totaled $15,067 and $13,367, respectively.

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

In connection with special dividends declared by the Company’s board of directors in November 2014, June 2016, December 2016, May 2017 and November 2017 (see Note 10), the board of directors also approved cash payments to be made to holders of the Company’s stock options, SARs and RSUs in accordance with the provisions of the Company’s equity incentive plans. In connection with the special dividends declared in December 2016, the Company paid Mr. Styslinger $616 as equitable adjustments in the three months ended March 31, 2017. The Company made no payments to Mr. Styslinger as equitable adjustments in the three months ended March 31, 2018.

In addition, during the three months ended March 31, 2018 and 2017, the Company recognized general and administrative expenses of $51 and $50, respectively, for Mr. Styslinger’s services as a non-employee director. As of March 31, 2018, $51 was due to Mr. Styslinger for his services as a non-employee director. No amount was due to Mr. Styslinger for his services as a non-employee director as of December 31, 2017.

Employment of Rongke Xie

Rongke Xie, who serves as Deputy General Manager of Guangzhou Casa Communication Technology LTD (“Casa China”), a subsidiary of the Company, is the sister of Lucy Xie, the Company’s Senior Vice President of Operations and a member of the Company’s board of directors. Casa China paid Rongke Xie $79 and $100 in total compensation in the three months ended March 31, 2018 and 2017, respectively, for her services as an employee.

15. Commitments and Contingencies

Operating Leases

The Company leases manufacturing, warehouse and office space in the United States, China, Spain and Ireland under non-cancelable operating leases that expire in 2021, 2019, 2023 and 2026, respectively. The Ireland lease provides the Company the right to terminate in 2021. Rent expense for the three months ended March 31, 2018 and 2017 was $253 and $210, respectively. Rent expense is recorded on a straight-line basis, and, as a result, as of March 31, 2018 and December 31, 2017, the Company had a deferred rent liability of $251 and $258, respectively, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2018 were as follows:

Year Ending December 31,
2018	$708
2019	679
2020	673
2021	476
2022	68
Thereafter	5
$2,609

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

As of March 31, 2018 and December 31, 2017, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities were recorded in its consolidated financial statements.

Litigation

From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges and litigation. As of March 31, 2018, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

16. Subsequent Events

On April 30, 2018, the Company closed a follow-on offering in which certain selling stockholders sold 7,350 shares of common stock at a price to the public of $25.00 per share, before deducting underwriting discounts and commissions. The underwriters were granted a 30-day option to purchase up to an additional 1,103 shares from the selling stockholders. The Company did not sell any common stock in this offering and did not receive any of the proceeds from the sale of shares by the selling stockholders. In connection with the sale of shares by the selling stockholders, certain of the selling stockholders disgorged $3,811 to the Company in accordance with Section 16(b) of the Securities Exchange Act of 1934 and the Company incurred approximately $825 in transaction costs related to the offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors.”

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

Results of Operations

The following tables set forth our consolidated results of operations in dollar amounts and as percentage of total revenue for the periods shown:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenue:
Product	$80,189	$65,209
Service	8,885	7,520
Total revenue	89,074	72,729
Cost of revenue(1):
Product	25,780	19,132
Service	1,339	1,257
Total cost of revenue	27,119	20,389
Gross profit	61,955	52,340
Operating expenses:
Research and development(1)	20,530	14,468
Sales and marketing(1)	11,268	10,080
General and administrative(1)	7,188	4,995
Total operating expenses	38,986	29,543
Income from operations	22,969	22,797
Other income (expense), net	(3,400)	(3,540)
Income before provision for income taxes	19,569	19,257
Provision for income taxes	1,793	1,103
Net income	$17,776	$18,154

(1)	Includes stock-based compensation expense related to stock options, stock appreciation rights and restricted stock units granted to employees and non-employee consultants as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cost of revenue	$209	$71
Research and development expense	2,018	516
Sales and marketing expense	375	277
General and administrative expense	1,628	1,036
Total stock-based compensation expense	$4,230	$1,900

	Three Months Ended March 31,
	2018	2017
	(as a percentage of total revenue)
Revenue:
Product	90%	90%
Service	10	10
Total revenue	100	100
Cost of revenue:
Product	29	26
Service	2	2
Total cost of revenue	30	28
Gross profit	70	72
Operating expenses:
Research and development	23	20
Sales and marketing	13	14
General and administrative	8	7
Total operating expenses	44	41
Income from operations	26	31
Other income (expense), net	(4)	(5)
Income before provision for income taxes	22	26
Provision for income taxes	2	1
Net income	20%	25%

Percentages in the table above are based on actual values. As a result, some totals may not sum due to rounding.

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

	Three Months Ended March 31,
	2018		2017		Change
	Amount	% of Total	Amount	% of Total	Amount	%
	(dollars in thousands)
Revenue:
Product	$80,189	90.0%	$65,209	89.7%	$14,980	23.0%
Service	8,885	10.0%	7,520	10.3%	1,365	18.2%
Total revenue	$89,074	100.0%	$72,729	100.0%	$16,345	22.5%
Revenue by geographic region:
North America	$46,163	51.8%	$29,807	41.0%	$16,356	54.9%
Latin America	9,402	10.6%	11,967	16.4%	(2,565)	(21.4)%
Europe, Middle East and Africa	24,157	27.1%	21,073	29.0%	3,084	14.6%
Asia-Pacific	9,352	10.5%	9,882	13.6%	(530)	(5.4)%
Total revenue	$89,074	100.0%	$72,729	100.0%	$16,345	22.5%

The increase in product revenue was primarily due to an increase in sales of our products to existing customers in North America and Europe, Middle East and Africa as a result of an increase in the deployment of our software-centric broadband products in their networks and increased sales of software-enabled capacity expansions to provide their subscribers with greater bandwidth capacity. These increases were partially offset by a decrease in sales of our software-centric broadband products in Latin America and Asia-Pacific, which we believe was primarily due to the timing of customer expenditures on network upgrades.

The increase in service revenue was primarily due to a $1.3 million increase in maintenance and support services revenue due to an increase in our installed base of customers from product purchases and from customers renewing their maintenance and support service contracts in addition to a $0.1 million increase in professional services revenue due to an increase in customer projects requiring our assistance.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$25,780	$19,132	$6,648	34.7%
Service	1,339	1,257	82	6.5%
Total cost of revenue	$27,119	$20,389	$6,730	33.0%

The increase in cost of product revenue was primarily due to an increase in sales of our hardware-based broadband products for customer network upgrades.

The increase in cost of service revenue was primarily due to an increase in subcontracted professional services.

	Three Months Ended March 31,
	2018		2017		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin (bps)
	(dollars in thousands)
Gross profit:
Product	$54,409	67.9%	$46,077	70.7%	$8,332	(280)
Service	7,546	84.9%	6,263	83.3%	1,283	160
Total gross profit	$61,955	69.6%	$52,340	72.0%	$9,615	(240)

The decrease in product gross margin was primarily due to an increase in sales of our hardware-based broadband products for customer network upgrades. During the three months ended March 31, 2017, we recognized $8.5 million of product revenue upon the expiration of trade-in rights for which there were no product costs.

The increase in service gross margin was due to an increase in maintenance and support services revenue.

Research and Development

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$20,530	$14,468	$6,062	41.9%
Percentage of revenue	23.0%	19.9%

The increase in research and development expense was primarily due to a $1.9 million increase in personnel-related costs as a result of the increase in the headcount of our research and development personnel from 358 to 405 to support the development of our new wireless and software-centric broadband products and to enhance our existing software-centric broadband products, a $1.8 million increase in development costs for new broadband products, a $1.5 million increase in stock-based compensation expense primarily related to the revaluation of stock appreciation rights, a $0.5 million increase in depreciation expense for research and development related assets, and a $0.1 million increase in facilities and infrastructure expenses.

Sales and Marketing

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Sales and marketing	$11,268	$10,080	$1,188	11.8%
Percentage of revenue	12.7%	13.9%

The increase in sales and marketing expense was due to a $1.8 million increase in personnel-related costs due to an increase in headcount, which was partially offset by a $0.6 million decrease in sales agent commissions and a $0.1 million decrease in marketing costs related to a reduction in trade show and event expenses.

General and Administrative

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$7,188	$4,995	$2,193	43.9%
Percentage of revenue	8.1%	6.9%

The increase in general and administrative expense was primarily due to a $1.4 million increase in personnel-related costs due to an increase in headcount to support the continued growth in our business and $0.8 million of expense to support the requirements of being a public company.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Other income (expense), net	$(3,400)	$(3,540)	$140	(4.0)%
Percentage of revenue	(3.8)%	(4.9)%

The change from a net other expense of $3.5 million to $3.4 million was primarily due to a $0.6 million increase in interest income due to an increase in interest rates and an increase in our portfolio of cash equivalents, partially offset by a $0.5 million increase in interest expense attributable to our term loan facility due to an increase in interest rates.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Provision for income taxes	$1,793	$1,103	$690	62.6%
Effective tax rate	9.2%	5.7%

The 3.5% increase in our effective tax rate primarily resulted from a 3.7% decrease in tax benefits of certain employee stock-based compensation transactions.

Liquidity and Capital Resources

Since our inception, we have primarily funded our operations through issuances of shares of our convertible preferred stock and cash flows from operations. In addition, in December 2016, we entered into a credit agreement that included a term loan facility under which we borrowed $300.0 million, and in December 2017, we closed our initial public offering, or IPO, of 6,900,000 shares and received net proceeds of $79.3 million, after deducting underwriting discounts and commissions and offering costs. The following tables set forth our cash and cash equivalents and working capital as of March 31, 2018 and December 31, 2017 as well as our net cash flows for the three months ended March 31, 2018 and 2017:

	March 31, 2018	December 31, 2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$307,095	$260,820
Working capital	349,586	324,710

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Consolidated Cash Flow Data:
Net cash provided by operating activities	$51,143	$13,416
Net cash used in investing activities	(2,539)	(1,858)
Net cash used in financing activities	(3,368)	(102,555)

As of March 31, 2018, we had cash and cash equivalents of $307.1 million and net accounts receivable of $93.2 million. We maintain a $25.0 million revolving credit facility under which $24.0 million was available and $1.0 million was used as collateral for a stand-by letter of credit as of March 31, 2018.

Of our total cash and cash equivalents of $307.1 million as of March 31, 2018, $60.8 million was held by our foreign subsidiaries. The TCJA established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. In December 2017, we recorded a provisional charge related to a one-time deemed repatriation of accumulated earnings of foreign subsidiaries and related withholding taxes. As a result, applicable U.S. corporate and foreign income taxes have been provided on substantially all of our accumulated earnings of foreign subsidiaries previously considered indefinitely reinvested.  Beginning in 2018, the TCJA also requires a minimum tax on certain future earnings generated by foreign subsidiaries while providing future tax-free repatriation of such earnings through a 100% dividends-received deduction. We are still evaluating whether to change our indefinite reinvestment assertion in light of the TCJA and consider that conclusion to be incomplete under guidance issued by the SEC. If we subsequently change our assertion during the measurement period, such changes will be accounted for through an adjustment to the provisional income tax charge during 2018, which is expected to be finalized no later than the fourth quarter of 2018.

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

From our inception through March 31, 2018, our board of directors has declared a special dividend on five separate occasions and has approved cash payments to the holders of our stock options, stock appreciation rights, or SARs, and restricted stock units, or RSUs, as equitable adjustments in connection with these special dividends. The dividend payments totaled $0.9 million, $206.4 million, $137.4 million and $0.3 million in the three months ended March 31, 2018 and the years ended December 31, 2017, 2016 and 2015, respectively. The equitable adjustment payments totaled $1.4 million, $40.2 million, $4.9 million and $0.4 million in the three months ended March 31, 2018 and the years ended December 31, 2017, 2016 and 2015, respectively. As of March 31, 2018, there were $8.4 million of equitable adjustment payments that had been approved by our board of directors that had not yet been paid to the holders of our stock options, SARs and RSUs. These equitable adjustment payments will be paid to the holders of the applicable equity awards as they vest through 2021. We do not anticipate declaring cash dividends in the foreseeable future. Any future determination to declare dividends will be subject to the discretion of our board of directors and applicable law, and will depend on various factors, including our results of operations, financial condition, prospects and any other factors deemed relevant by our board of directors.

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

During the three months ended March 31, 2018, cash provided by operating activities was $51.1 million, primarily resulting from our net income of $17.8 million, net non-cash charges of $6.5 million and net cash provided by changes in our operating assets and liabilities of $26.8 million. The net cash provided by changes in our operating assets and liabilities during the three months ended March 31, 2018 was primarily due to a $28.5 million decrease in accounts receivable due to the timing of billings and collections during the period and a $7.7 million decrease in inventory due to shipments of products to customers. These sources of cash were partially offset by a $7.2 million decrease in accrued expenses and other current liabilities, which included a decrease of $9.2 million for personnel-related accrued liabilities, such as accrued salaries and bonuses, and a $4.6 million decrease in deferred revenue primarily due to recognition of $4.0 million of revenue upon the product acceptance of an existing customer in the Asia-Pacific region and the recognition of $3.9 million of deferred revenue for an existing customer in Europe, partially offset by the deferral of the revenue recognition for certain sales transactions resulting from future obligations to deliver products and services to existing customers in North America and Europe and maintenance and support service contract renewals.

During the three months ended March 31, 2017, cash provided by operating activities was $13.4 million, primarily resulting from our net income of $18.2 million, net non-cash charges of $5.6 million and net cash used by changes in our operating assets and liabilities of $10.4 million. The net cash used by changes in our operating assets and liabilities during the three months ended March 31, 2017 was primarily due to a $20.1 million decrease in deferred revenue primarily due to recognition of $8.5 million of revenue upon the expiration of trade-in rights for an existing customer in North America and the recognition of $6.3 million and $2.2 million of revenue upon the product acceptance of existing customers in the Asia-Pacific region and in North America, respectively; a $12.7 million decrease in accounts payables primarily attributable to timing of our payments for purchases of inventory; a $10.8 million decrease in accrued income taxes due to the timing of tax payments; a $10.0 million decrease in accrued expenses and other current liabilities, which included a decrease of $7.4 million for personnel-related accrued liabilities, such as accrued salaries and bonuses; and a $7.5 million increase in inventory due to anticipated growth in our business. These uses of cash were partially offset by a $53.1 million decrease in accounts receivable due to the timing of billings and collections during the period.

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

Net cash used in investing activities during the three months ended March 31, 2018 was $2.5 million and consisted of purchases of property and equipment.

Net cash used in investing activities during the three months ended March 31, 2017 was $1.9 million and consisted of purchases of property and equipment.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2018 was $3.4 million and consisted of dividend and equitable adjustment payments of $2.2 million, initial public offering costs of $1.0 million and principal repayments of debt of $0.8 million, partially offset by proceeds from exercise of stock options of $0.7 million.

Net cash used in financing activities during the three months ended March 31, 2017 was $102.6 million and consisted of dividend and equitable adjustment payments of $96.7 million, employee taxes paid related to net share settlement of restricted stock units of $3.8 million, initial public offering costs of $1.2 million and principal repayments of debt of $0.8 million.

Commercial Mortgage Loan

In July 2015, we entered into an $8.0 million commercial mortgage loan agreement. The annual interest rate on the loan is 3.5%, and the loan is repayable in 60 monthly installments of principal and interest based on a 20-year amortization schedule. The loan is secured by the land and building, which are our corporate offices, purchased in March 2015, and contains annual affirmative, negative and financial covenants, including maintenance of a minimum debt service ratio. We were in compliance with all the covenants of the mortgage loan as of March 31, 2018 and December 31, 2017. As of March 31, 2018 and December 31, 2017, the outstanding principal amount under the mortgage loan was $7.2 million and $7.3 million, respectively.

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

As of March 31, 2018 and December 31, 2017, we had borrowings of $296.3 million and $297.0 million, respectively, outstanding under the term loan facility and we did not have any outstanding borrowings under the revolving credit facility; however, we had used $1.0 million under the revolving credit facility for a stand-by letter of credit that serves as collateral for a stand-by letter of credit issued by Bank of America to one of our customers pursuant to a contractual performance guarantee. In addition, we may, subject to certain conditions, including the consent of the administrative agent and the institutions providing such increases, increase the facilities by an unlimited amount so long as we are in compliance with specified leverage ratios, or otherwise by up to $70.0 million.

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

For Eurodollar rate loans, we may select interest periods of one, two, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. We have the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at our option, subject, in the case of Eurodollar rate loans, to prepayment penalties if the conversion is effected prior to the end of the applicable interest period. As of March 31, 2018, the interest rate on the term loans was 5.88% per annum, which was based on a one-month Eurodollar rate at the applicable floor of 1.88% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. As of December 31, 2017, the interest rate on our borrowings under the term loan facility was 5.69% per annum, which was based on a three-month Eurodollar rate of 1.69% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans.

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

The facilities are secured by, among other things, a first priority security interest, subject to permitted liens, in substantially all of our assets and all of the assets of certain of our subsidiaries and a pledge of certain of the stock of certain of our subsidiaries, in each case subject to specified exceptions. The facilities contain customary affirmative and negative covenants, including certain restrictions on our ability to pay dividends, and, with respect to the revolving credit facility, a financial covenant requiring us to maintain a specified total net leverage ratio in the event that on the last day of any fiscal quarter we have utilized more than 30% of our borrowing capacity under the facility. We were in compliance with all of the applicable covenants of the facilities as of March 31, 2018 and December 31, 2017. As of March 31, 2018 and December 31, 2017, we had not utilized more than 30% of our borrowing capacity under the revolving credit facility and compliance with the financial covenant was not applicable.

In connection with entering into the facilities in December 2016, we terminated our revolving credit facility with Bank of America. We did not have any outstanding borrowings under the Bank of America revolving credit facility at the time of termination.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2018.

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Debt obligations—Term loans(1)	$395,078	$15,564	$40,770	$40,008	$298,736
Debt obligations—Commercial mortgage(2)	7,753	417	7,336	—	—
Operating leases(3)	2,609	708	1,352	544	5
Total	$405,440	$16,689	$49,458	$40,552	$298,741

(1)

Amounts in the table reflect the contractually required principal and interest payable pursuant to outstanding borrowings under our term loan facility. For purposes of this table, the interest due under the term loan facility was calculated using an assumed interest rate of 5.88% per annum, which was the interest rate in effect as of March 31, 2018.

(2)	Amounts in the table reflect the contractually required principal and interest payable pursuant to outstanding borrowings under our commercial mortgage.
(3)

Amounts in the table reflect payments due for our lease of manufacturing, warehouse and office space in the United States, China, Spain and Ireland under non-cancelable operating leases that expire in 2021, 2019, 2023 and 2026, respectively. The Ireland lease provides us the right to terminate in 2021.

We enter into purchase agreements with our contract manufacturers and suppliers, generally with terms of a year or more. We have no minimum purchase requirements under these agreements.

The contractual obligations table above excludes $7.5 million of long term taxes payable recorded as part of a provisional charge in the fourth quarter of 2017 for the mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries under the TCJA. The deemed repatriation was estimated based on our initial analysis in accordance with

ASC Topic 740, Income Taxes, and Staff Accounting Bulletin 118 and is expected to be paid over the next eight years. Given the significant complexity of the TCJA, anticipated guidance from the U.S. Treasury Department about implementing the TCJA and the potential for additional guidance from the SEC or the FASB related to the TCJA or additional information becoming available, our provisional charge may be adjusted during 2018 and is expected to be finalized no later than the fourth quarter of 2018.

Critical Accounting Policies and Significant Judgments and Estimates

We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management.

There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

Refer to the “Summary of Significant Accounting Policies” footnote within our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for our analysis of recent accounting pronouncements that are applicable to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Foreign Currency Exchange Risk

We have accounts receivables denominated in foreign currencies, and our operations outside of the United States incur their operating expenses in foreign currencies. To date, the majority of our product sales and inventory purchases have been denominated in U.S. dollars. For our subsidiary in Ireland, the U.S. dollar is the functional currency. For each of our other foreign subsidiaries, the functional currency is the local currency. During the three months ended March 31, 2018 and 2017, we incurred foreign currency transaction (losses) gains of $(23,677) and $29,650, respectively, primarily related to unrealized and realized foreign currency (losses) gain for accounts receivables denominated in foreign currencies. These foreign currency transaction (losses) gains were recorded as a component of other income (expense), net in our consolidated statements of operations and comprehensive income. We believe that a 5% change in the exchange rate between the U.S. dollar and euro would not materially impact our operating results or financial position. As of March 31, 2018, we had foreign currency forward contracts outstanding with notional amounts totaling 10.6 million euros that mature in the second, third and fourth quarters of 2018, and we expect to continue to hedge certain significant transactions denominated in currencies other than the U.S. dollar in the future.

Interest Rate Sensitivity

Our cash and cash equivalents as of March 31, 2018 consisted of cash maintained in FDIC-insured operating accounts as well as investments in money market mutual funds, commercial paper and certificates of deposit. We also have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is primarily affected by changes in the general level of U.S. interest rates. However, we do not believe a sudden change in the interest rates for our cash and cash equivalents would have a material impact on our financial condition, results of operations or cash flows.

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

As of March 31, 2018, we had borrowings of $296.3 million outstanding under the term loan facility, bearing interest at a rate of 5.88% per annum, which was based on a one-month Eurodollar rate of 1.88% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. Changes in interest rates could cause interest charges on our term loan facility to fluctuate. Based on the amount of borrowings outstanding as of March 31, 2018, an increase of 10%, or approximately 19 basis points, in the one-month Eurodollar rate as of March 31, 2018 would cause pre-tax decreases to our earnings and cash flows of approximately $0.5 million per year, assuming that such rate were to remain in effect for a year. A decrease of 10%, or approximately 19 basis points, in the one-month Eurodollar rate as of March 31, 2018 would cause pre-tax increases to our earnings and cash flows of approximately $0.5 million, assuming that such rate were to remain in effect for a year.

As of March 31, 2018, we were not exposed to interest rate risk under the revolving credit facility as a result of having no outstanding borrowings under the facility.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Our business is subject to numerous risks. The following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission, or the SEC, press releases, communications with investors, and oral statements. Actual future results may differ materially from those anticipated in our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Historically, certain of our customers have accounted for a significant portion of our revenue. For example, sales to Charter, which purchased Time Warner Cable in 2016, accounted for 27%, 13%, 37%, 23% and 14% of our revenue for the three months ended March 31, 2018 and 2017 and the years ended December 31, 2017, 2016 and 2015, respectively; sales to Liberty Global accounted for 18%, 21%, 11%, 10% and 17% of our revenue for the three months ended March 31, 2018 and 2017 and the years ended December 31, 2017, 2016 and 2015, respectively; sales to Mediacom accounted for 12% of our revenue for the three months ended March 31, 2018; and sales to Videotron accounted for 14% of our revenue for the three months ended March 31, 2017. Based on their historical purchasing patterns, we expect that our large customers will continue to account for a substantial portion of our revenue in future periods. However, our customers generally make purchases from us on a purchase-order basis rather than pursuant to long-term contracts, and those that do enter long-term contracts typically have the right to terminate their contracts for convenience. As a result, we generally have no assurances that these large customers will continue to purchase our solutions. We may also see consolidation of our customer base, which could result in loss of customers. In addition, some of our large customers have used, and may in the future use, the sizes and relative importance of their orders to our business to require that we enter into agreements with more favorable terms than we would otherwise agree to and obtain price concessions. The loss of a significant customer, a significant delay or reduction in purchases by large customers or significant price concessions to one or more large customers, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Developing our products is expensive, and the investment in product development may involve a long payback cycle or may result in investments in technologies or standards that do not get adopted in the timeframe we anticipate, or at all. For the three months ended March 31, 2018 and 2017 and the years ended December 31, 2017, 2016 and 2015, our research and development expenses were $20.5 million, or approximately 23.0% of our revenue, $14.5 million, or approximately 19.9% of our revenue, $60.7 million, or approximately 17.3% of our revenue, $49.2 million, or approximately 15.6% of our revenue, and $37.2 million, or approximately 13.6% of our revenue, respectively. We expect to continue to invest heavily in software development in order to expand the capabilities of our broadband and wireless infrastructure solutions, introduce new products and features and build upon our technology leadership, and we expect that our research and development expenses will continue to increase in absolute dollars and as a percentage of revenue from 2017 to 2018. Our investments in research and development may not generate positive returns in a timely fashion or at all.

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

Our products may be subject to various export controls and because we incorporate encryption technology into certain of our products, certain of our products may be exported from various countries only with the required export license or through an export license exception. Furthermore, certain export control and economic sanctions laws prohibit the shipment of certain products, technology, software and services to embargoed countries and sanctioned governments, entities, and persons. If we fail to comply with the applicable export control laws, customs regulations, economic sanctions or other applicable laws, we could be subject to monetary damages or the imposition of restrictions which could materially adversely affect our business, financial condition, results of operations and prospects and could also harm our reputation. Further, there could be criminal penalties for knowing or willful violations, including incarceration for culpable employees and managers. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. We previously disclosed that we may have inadvertently violated certain technical provisions of the U.S. export control laws and regulations by failing to inform customers of their export control obligations and failing to make certain submissions to the Commerce Department’s Bureau of Industry and Security, or BIS, in a timely and complete manner. However, we believe that the exports of our products were all to destinations and end users that would not have required licensing under the U.S. export control and sanctions laws. We voluntarily disclosed the potential technical violations to BIS, and on March 27, 2018, we were notified by BIS that it would not be imposing a penalty regarding this matter.

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

Our revenue growth rate in recent periods may not be indicative of our future performance. Our revenue grew 16.0% from the year ended December 31, 2015 to the year ended December 31, 2016, grew 11.2% from the year ended December 31, 2016 to the year ended December 31, 2017 and grew 22.5% from the three months ended March 31, 2017 to the three months ended March 31, 2018. We may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual period as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected.

As the majority of the growth in our revenue and income from operations has occurred since 2013, it is difficult to evaluate our future prospects.

We were founded in 2003 and booked our first revenue in 2006. The majority of the growth in our revenue and income from operations has occurred since 2013, and it is difficult to evaluate our future prospects, including our ability to plan for and manage future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving industries, including the risks described in this Quarterly Report on Form 10-Q. If we do not address these risks successfully, our business, financial condition, results of operations and prospects could be materially adversely affected, and the market price of our common stock could decline.

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

We have experienced rapid growth and increased demand for our products in recent years, which have placed a strain on our management, administrative, operational and financial infrastructure. For example, our revenue increased from $272.5 million for the year ended December 31, 2015 to $316.1 million for the year ended December 31, 2016  and to $351.6 million for the year ended December 31, 2017 and from $72.7 million for the three months ended March 31, 2017 to $89.1 million for the three months ended March 31, 2018. To handle this growth and increase in demand, we have significantly expanded our headcount, from 481 as of December 31, 2015 to 604 as of December 31, 2016 to 680 as of December 31, 2017 and to 698 as of March 31, 2018, and we expect to continue to increase our headcount. As we have grown, we have had to manage an increasingly larger and more complex array of internal systems and processes to scale with all aspects of our business, including our software development, contract manufacturing and purchasing, logistics and fulfillment and sales, maintenance and support. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and continue to hire, train and manage new employees as needed. To manage domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. We may not be able to successfully implement these or other improvements to our systems and processes in an efficient or timely manner, and we may discover deficiencies in their capabilities or effectiveness. Our failure to improve our systems and processes, or their failure to operate effectively and in the intended manner, may result in disruption of our current operations and customer relationships, our inability to manage the growth of our business and our inability to accurately forecast our revenue, expenses and earnings.

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

We depend on our direct sales force to increase sales with existing customers and to obtain new customers. As such, we have invested and will continue to invest substantially in our sales organization. In recent periods, we have been adding personnel to our sales function as we focus on growing our business, entering new markets and increasing our market share, and we expect to incur significant additional expenses in expanding our sales personnel in order to achieve revenue growth. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, retaining and integrating sufficient numbers of sales personnel to support our growth, particularly in international markets. In addition, we have significantly increased the number of personnel in our sales and marketing departments in recent periods, with headcount growing from 94 as of December 31, 2015 to 114 as of December 31, 2016, to 122 as of December 31, 2017 and to 130 as of March 31, 2018. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire, retain or integrate into our corporate culture sufficient numbers of qualified individuals in the markets where we do business or plan to do business. If we are unable to hire, integrate and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new customers or increasing sales to our existing customer base, our business, financial condition, results of operations and prospects could be materially adversely affected.

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

Subject to restrictions in the agreements governing our indebtedness, our management has broad discretion to use our cash reserves and could use our cash reserves in ways that do not improve our results of operations or enhance the value of our common stock.  The failure by our management to apply these funds effectively could adversely affect our ability to operate and grow our business.  Pending their use, we may invest our cash reserves in a manner that does not produce income or that loses value.

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

As of April 30, 2018, our directors, executive officers and 10% stockholders beneficially owned, in the aggregate, approximately 63.6% of our outstanding common stock. As a result, these stockholders could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a significant number of shares of our common stock in the public market could occur at any time after the expiration on June 13, 2018 of the lock-up agreements that were executed in connection with the initial public offering of our common stock and the expiration on July 25, 2018 of the lock-up agreements that were executed in connection with the public offering by certain selling stockholders of shares of our common stock in April 2018, which we refer to as the Follow-On Offering. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.  As of April 30, 2018, 66,794,804 shares of our common stock, or 81.1% of our outstanding shares, will be restricted from sale as a result of lock-up agreements through June 12, 2018 and 56,839,445 of these shares of our common stock, or 69.0% of our outstanding shares, will be further restricted from sale as a result of lock-up agreements through July 24, 2018, except in each case that if the underwriters for the Follow-On Offering exercise their option to purchase additional shares from the selling stockholders such shares will be released from the restrictions under these lock-up agreements so that they may be sold in the Follow-On Offering.

In addition, as of April 30, 2018, there were 15,122,072 shares subject to outstanding options, 507,578 shares subject to outstanding restricted stock unit awards, or RSUs, and an additional 8,877,488 shares reserved for future issuance under our equity incentive plans.  Because we registered all shares of common stock that may be issued under our equity incentive plans pursuant to a Registration Statement on Form S-8 on December 15, 2017, any such shares that we issue can be freely sold in the public market upon issuance, subject to the lock-up agreements and the restrictions imposed on our affiliates under Rule 144.

Moreover, holders of an aggregate of approximately 38,557,350 shares of our common stock as of April 30, 2018, will have rights, subject to expiration of the lock-up agreements described above and certain other conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.  Upon registration, such shares would be able to freely sold in the public market, subject to the lock-up agreements described above.

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

We have elected to rely on certain phase-in provisions of the Nasdaq Stock Market rules, and, as a result, we are not yet subject to certain corporate governance requirements otherwise required of Nasdaq-listed companies.

We are currently relying on the phase-in provisions of the Nasdaq rules for certain corporate governance requirements, including the requirements that we have:

•	a majority of independent directors on our board of directors;
•	an audit committee that is composed entirely of independent directors; and
•	a compensation committee that is composed entirely of independent directors.

Under the phase-in provisions of the Nasdaq rules, a majority of the members of our board of directors must be independent within one year of the date of our initial public offering, and we must comply with the following independence requirements with respect to our audit committee and our compensation committee: (1) one independent member of each committee beginning at the time of our initial public offering, (2) a majority of independent members of each committee within 90 days following the date of our initial public offering and (3) all independent members of each committee within one year of the date of our initial public offering. As of March 8, 2018, three members of our board of directors had been determined to be independent, two members of our audit committee had been determined to be independent and two members of our compensation committee had been determined to be independent. During the phase-in periods, our stockholders will not have the same protections afforded to stockholders of companies that comply with Nasdaq’s independence requirements without reliance on the phase-in periods. We will be required to recruit new directors in order to comply with Nasdaq’s independence requirements, and the resultant changes in our board and committee membership may influence our future corporate strategy and operating philosophies and may result in deviations from our current strategy. Additionally, if, during the phase-in periods, we are unable to recruit a sufficient number of new directors who qualify as independent or otherwise comply with Nasdaq rules, we may be subject to delisting by Nasdaq.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On December 14, 2017, the Securities and Exchange Commission, or the SEC, declared our registration statement on Form S-1 (File No. 333-221658) for our initial public offering effective.  The net offering proceeds to us from the offering, after deducting underwriting discounts of $6.3 million and offering expenses payable by us totaling $4.1 million, were approximately $79.3 million. No offering discounts, commissions or expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 15, 2017 pursuant to Rule 424(b)(4).  As of March 31, 2018, we had not used any of the net offering proceeds and we have invested the proceeds into an investment portfolio with the primary objective of preserving principal and providing liquidity without significantly increasing risk.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASA SYSTEMS, INC.

Date: May 11, 2018	By:	/s/ Jerry Guo
Jerry Guo
President, Chief Executive Officer and Chairman

Date: May 11, 2018	By:	/s/ Gary Hall
Gary Hall
Chief Financial Officer (Principal Financial and Accounting Officer)