Form 10-Q
period 2018-06-30
Casa Systems Inc
filed 2018-08-14
CIK 1333835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the registrant had 86,340,318 shares of common stock, $0.001 par value per share, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$342,925	$260,820
Accounts receivable, net of provision for doubtful accounts of $686 and $692 as of June 30, 2018 and December 31, 2017, respectively	70,852	122,634
Inventory	33,705	36,148
Prepaid expenses and other current assets	4,657	5,151
Prepaid income taxes	75	538
Total current assets	452,214	425,291
Property and equipment, net	29,237	29,363
Accounts receivable, net of current portion	3,243	4,710
Deferred tax assets	19,953	9,718
Other assets	1,560	615
Total assets	$506,207	$469,697
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,251	$15,833
Accrued expenses and other current liabilities	30,897	48,250
Accrued income taxes	841	118
Deferred revenue	31,467	34,224
Current portion of long-term debt, net of unamortized debt issuance costs	2,168	2,156
Total current liabilities	81,624	100,581
Accrued income taxes, net of current portion	7,831	8,810
Deferred revenue, net of current portion	15,120	14,691
Long-term debt, net of current portion and unamortized debt issuance costs	294,368	295,459
Total liabilities	398,943	419,541
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized as of June 30, 2018 and December 31, 2017; no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 500,000 shares authorized as of June 30, 2018 and December 31, 2017; 86,223 and 81,043 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	86	81
Additional paid-in capital	147,211	128,798
Accumulated other comprehensive income (loss)	(309)	194
Accumulated deficit	(39,724)	(78,917)
Total stockholders’ equity	107,264	50,156
Total liabilities and stockholders’ equity	$506,207	$469,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Product	$58,537	$55,750	$138,727	$120,959
Service	10,185	10,875	19,069	18,395
Total revenue	68,722	66,625	157,796	139,354
Cost of revenue:
Product	18,560	19,909	44,340	39,041
Service	761	938	2,100	2,195
Total cost of revenue	19,321	20,847	46,440	41,236
Gross profit	49,401	45,778	111,356	98,118
Operating expenses:
Research and development	16,696	14,227	37,226	28,695
Sales and marketing	9,621	8,156	20,889	18,236
General and administrative	6,542	4,526	13,730	9,521
Total operating expenses	32,859	26,909	71,845	56,452
Income from operations	16,542	18,869	39,511	41,666
Other income (expense):
Interest income	1,680	570	2,775	1,074
Interest expense	(4,875)	(4,261)	(9,547)	(8,454)
Gain (loss) on foreign currency, net	(490)	605	(514)	635
Other income, net	366	320	567	439
Total other income (expense), net	(3,319)	(2,766)	(6,719)	(6,306)
Income before provision for (benefit from) income taxes	13,223	16,103	32,792	35,360
Provision for (benefit from) income taxes	(8,194)	(1,057)	(6,401)	46
Net income	21,417	17,160	39,193	35,314
Other comprehensive income (loss)—foreign currency translation adjustment	(1,665)	479	(503)	719
Comprehensive income	$19,752	$17,639	$38,690	$36,033
Net income (loss) attributable to common stockholders:
Basic	$21,417	$(31,854)	$39,193	$(15,151)
Diluted	$21,417	$(31,854)	$39,193	$(15,151)
Net income (loss) per share attributable to common stockholders:
Basic	$0.26	$(0.95)	$0.48	$(0.45)
Diluted	$0.23	$(0.95)	$0.42	$(0.45)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	83,257	33,652	82,447	33,635
Diluted	93,864	33,652	93,733	33,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 1, 2018	81,043	$81	$128,798	$194	$(78,917)	$50,156
Exercise of stock options and common stock issued upon vesting of equity awards	5,180	5	10,142	—	—	10,147
Foreign currency translation adjustment, net of tax of $0	—	—	—	(503)	—	(503)
Follow-on offering selling shareholders profit disgorgement, net of offering costs of $41	—	—	3,770	—	—	3,770
Stock-based compensation	—	—	4,501	—	—	4,501
Net income	—	—	—	—	39,193	39,193
Balances at June 30, 2018	86,223	$86	$147,211	$(309)	$(39,724)	$107,264

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$39,193	$35,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,668	3,569
Stock-based compensation	4,324	3,814
Deferred income taxes	(10,253)	959
Decrease in provision for doubtful accounts	(6)	—
Excess and obsolete inventory valuation adjustment	(1,443)	245
Changes in operating assets and liabilities:
Accounts receivable	47,265	36,199
Inventory	3,079	(3,562)
Prepaid expenses and other assets	(452)	2,195
Prepaid income taxes	463	(7,616)
Accounts payable	3,170	(14,881)
Accrued expenses and other current liabilities	(5,113)	(7,077)
Accrued income taxes	(245)	(8,629)
Deferred revenue	(2,282)	(19,509)
Net cash provided by operating activities	82,368	21,021
Cash flows (used in) provided by investing activities:
Purchases of property and equipment	(4,501)	(3,650)
Proceeds from maturities of marketable securities	—	14,589
Net cash (used in) provided by investing activities	(4,501)	10,939
Cash flows provided by (used in) financing activities:
Principal repayments of debt	(1,651)	(1,645)
Proceeds from exercise of stock options	10,147	160
Payments of dividends and equitable adjustments	(5,486)	(197,153)
Follow-on offering selling shareholders profit disgorgement	3,811	—
Payments of initial public offering costs	(1,148)	(1,511)
Employee taxes paid related to net share settlement of equity awards	—	(3,788)
Net cash provided by (used in) financing activities	5,673	(203,937)
Effect of exchange rate changes on cash and cash equivalents	(429)	337
Net increase (decrease) in cash, cash equivalents and restricted cash	83,111	(171,640)
Cash, cash equivalents and restricted cash at beginning of period	260,820	329,554
Cash, cash equivalents and restricted cash at end of period (1)	$343,931	$157,914
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,834	$8,134
Cash paid for income taxes	$3,554	$15,096
Supplemental disclosures of non-cash operating, investing and financing activities:
Purchases of property and equipment included in accounts payable	$373	$282
Prepaid expenses and other current assets included in accounts payable	$405	$526
Deferred public offering costs included in accounts payable and accrued expenses and other current liabilities	$—	$85
Unpaid equitable adjustments included in accrued expenses and other current liabilities	$5,174	$10,212
Release of customer incentives included in accounts receivable and accrued expenses and other current liabilities	$5,932	$13,415

(1) See Note 2 of the accompanying notes for a reconciliation of the ending balance of cash, cash equivalents and restricted cash as shown in these condensed consolidated statements of cash flows.

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

On April 30, 2018, the Company closed its follow-on offering in which certain stockholders sold 7,350 shares of the Company’s common stock at a price of $25.00 per share, before deducting underwriting discounts and commissions (the “follow-on offering”). The Company did not sell any common stock in the follow-on offering and did not receive any of the proceeds from the sale of the Company’s common stock by the selling stockholders. In connection with the sale of the Company’s common stock in the follow-on offering, certain of the selling stockholders disgorged $3,770 of profits recognized from the sale, after deducting $41 of offering costs, to the Company in accordance with Section 16(b) of the Securities Exchange Act of 1934, which was recorded as an increase in additional paid-in capital. The Company incurred $856 of transaction costs in connection with the follow-on offering, of which $815 was recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

The accompanying condensed consolidated balance sheet as of June 30, 2018, the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2018 and 2017, the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 and the condensed consolidated statements of stockholders’ equity for the six months ended June 30, 2018 are unaudited. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2018 and 2017 are also unaudited. The accompanying condensed consolidated balance sheet as of December 31, 2017 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2018 (the “Annual Report on Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K. There have been no material changes to the Company’s accounting policies from those disclosed in the Annual Report on Form 10-K that would have a material impact on the Company’s condensed consolidated financial statements.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments maturing within three months from the date of purchase. As of June 30, 2018 and December 31, 2017, the Company’s cash and cash equivalents consisted of investments in certificates of deposit, commercial paper and money market mutual funds.

Restricted cash, which was included in other assets as of June 30, 2018, consisted of a certificate of deposit of $1,000 pledged as collateral for a stand-by letter of credit required to support a contractual obligation. The Company did not have any restricted cash as of December 31, 2017.

The following table is a reconciliation of cash, cash equivalents and restricted cash included in the accompanying condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash included in the accompanying condensed consolidated statements of cash flows:

	June 30, 2018	June 30, 2017
Cash and cash equivalents	$342,925	$157,914
Restricted cash included in other assets	1,006	—
	$343,931	$157,914

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

Accounts receivable as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
Current portion of accounts receivable, net:
Accounts receivable, net	$66,113	$106,114
Amounts due from related party (see Note 14)	2,037	13,367
Accounts receivable, extended payment arrangements	2,702	3,153
	70,852	122,634
Accounts receivable, net of current portion:
Accounts receivable, extended payment arrangements	3,243	4,710
	$74,095	$127,344

The Company performs ongoing credit evaluations of its customers and, if necessary, provides a provision for doubtful accounts and expected losses. When assessing and recording its provision for doubtful accounts, the Company evaluates the age of its accounts receivable, current economic trends, creditworthiness of the customers, customer payment history, and other specific customer and transaction information. The Company writes off accounts receivable against the provision when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. Adjustments to the provision for doubtful accounts are recorded as general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

As of June 30, 2018 and December 31, 2017, the Company concluded that all amounts due under extended payment term arrangements were collectible and no reserve for credit losses was recorded. During the six months ended June 30, 2018 and 2017, the Company did not provide a reserve for credit losses and did not write off any uncollectible receivables due under extended payment term arrangements.

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

Significant customers are those that represent 10% or more of revenue or accounts receivable and are set forth in the following tables:

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Customer A	27%	30%	27%	21%
Customer B	*	*	11%	12%
Customer C	21%	11%	13%	*
Customer D	*	10%	*	*
Customer E	*	*	*	10%
Customer F	*	10%	*	*

	Accounts Receivable, Net
	June 30,	December 31,
	2018	2017
Customer A	14%	44%
Customer B	*	10%
Customer C	27%	*
Customer D	*	17%

*	Less than 10% of total

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

Impact of Recently Adopted Accounting Standards

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The standard is effective for private companies, and emerging growth companies that choose to take advantage of the extended transition periods, for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company retrospectively adopted ASU 2016-18 during the second quarter of 2018, and there was no material impact on its condensed consolidated financial statements.

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance under GAAP. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 such that the standard is effective for public companies for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. The standard is effective for private companies, and emerging growth companies that choose to take advantage of the extended transition periods, for annual reporting periods beginning after December 15, 2018. Entities are not permitted to adopt the standard earlier than the original effective date for public entities. This standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”), which further clarifies the implementation guidance on principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), clarifying the implementation guidance on identifying performance obligations and licensing. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which clarifies the objective of the collectibility criterion, presentation of taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and how guidance in ASU 2014-09 is retrospectively applied. ASU 2016-08, ASU 2016-10 and ASU 2016-12 have the same effective dates and transition requirements as ASU 2014-09. The Company continues to assess the potential impact that the adoption of ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 will have on its condensed consolidated financial statements. Based on its assessment to date, the Company does expect that the adoption of this new accounting standard will impact the timing and amount of assets, liabilities, revenue and/or expenses recorded and the financial statement disclosures related to the Company’s revenue from contracts with its customers. For example, the treatment of extended payment terms, contingent revenue elements, commissions and costs to obtain customer contracts may change under the new accounting standard. The Company plans to adopt the new accounting standard as of January 1, 2019 using the modified retrospective approach and apply the guidance to contracts not completed as of that date. The cumulative effect of adoption will be recorded as an adjustment to the opening balance of retained earnings as of the adoption date. The Company continues to assess the impact of this new accounting standard on its business processes, accounting systems and internal controls. This assessment is subject to change, and the Company may identify other impacts on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which will require lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures will also be required. This guidance is effective for public companies for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years. This guidance is effective for private companies, and emerging growth companies that choose to take advantage of the extended transition periods, for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), which affects narrow aspects of the guidance issued in the amendments in ASU 2016-02. ASU 2018-10 has the same effective dates and transition requirements as ASU 2016-02. The Company is currently assessing the potential impact that the adoption of ASU 2016-02 and ASU 2018-10 will have on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This guidance requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectibility. This guidance is effective for public companies for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. This guidance is effective for private companies, and emerging growth companies that choose to take advantage of the extended transition periods, for annual reporting periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company is currently assessing the potential impact that the adoption of ASU 2016-13 will have on its condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The standard is effective for private companies, and emerging growth companies that choose to take advantage of the extended transition periods, for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company is currently assessing the potential impact that the adoption of ASU 2016-15 will have on its condensed consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory (“ASU 2016-16”), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The standard is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The standard is effective for private companies, and emerging growth companies that choose to take advantage of the extended transition periods, for annual periods beginning after December 15, 2018, and interim reporting periods within annual periods beginning after December 15, 2019. The Company is currently assessing the potential impact that the adoption of ASU 2016-16 will have on its condensed consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging—Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which aims to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The standard is effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The standard is effective for private companies, and emerging growth companies that choose to take advantage of the extended transition periods, for annual periods beginning after December 15, 2019, and interim reporting periods within annual periods beginning after December 15, 2020. The Company is currently assessing the potential impact that the adoption of ASU 2017-12 will have on its condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718) (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard is effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The standard is effective for private companies, and emerging growth companies that choose to take advantage of the extended transition periods, for annual periods beginning after December 15, 2019, and interim reporting periods within annual periods beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently assessing the potential impact that the adoption of ASU 2018-07 will have on its condensed consolidated financial statements.

3. Inventory

Inventory as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
Raw materials	$4,371	$5,135
Work in process	—	7
Finished goods:
Manufactured finished goods	34,918	36,321
Deferred inventory costs	1,631	3,344
	40,920	44,807
Valuation adjustment for excess and obsolete inventory	(7,215)	(8,659)
	$33,705	$36,148

4. Property and Equipment

Property and equipment as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
Computers and purchased software	$14,552	$12,343
Leasehold improvements	1,276	1,268
Furniture and fixtures	1,884	1,752
Machinery and equipment	19,192	17,911
Land	3,091	3,091
Building	4,765	4,765
Building improvements	5,118	4,906
Trial systems at customers’ sites	7,444	7,458
	57,322	53,494
Less: Accumulated depreciation and amortization	(28,085)	(24,131)
	$29,237	$29,363

During the six months ended June 30, 2018 and 2017, the Company transferred trial systems from inventory into property and equipment with values of $(13) and $593, respectively, net of transfers of trial systems to cost of revenue. In addition, the Company transferred $201 and $1,143 of equipment from inventory into property and equipment during the six months ended June 30, 2018 and 2017, respectively.

Total depreciation and amortization expense was $2,366 and $1,841 for the three months ended June 30, 2018 and 2017, respectively, and $4,668 and $3,569 for the six months ended June 30, 2018 and 2017, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
Accrued compensation and related taxes	$15,613	$22,465
Accrued warranty	972	1,246
Dividends and equitable adjustments payable (see Note 10)	5,174	10,661
Accrued customer incentives	5,816	8,437
Other accrued expenses	3,322	5,441
	$30,897	$48,250

Accrued Warranty

Substantially all of the Company’s products are covered by warranties for software and hardware for periods ranging from 90 days to one year. In addition, in conjunction with customers’ renewals of maintenance and support contracts, the Company offers an extended warranty for periods typically of one to three years for agreed-upon fees. In the event of a failure of a hardware product or software covered by these warranties, the Company must repair or replace the software or hardware or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company’s warranty reserve, which is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, reflects estimated material, labor and other costs related to potential or actual software and hardware warranty claims for which the Company expects to incur an obligation. The Company’s estimates of anticipated rates of warranty claims and the costs associated therewith are primarily based on historical information and future forecasts. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary. If the historical data used to calculate the adequacy of the warranty reserve are not indicative of future requirements, additional or reduced warranty reserves may be required.

A summary of changes in the amount reserved for warranty costs for the six months ended June 30, 2018 and 2017 is as follows:

	Six Months Ended June 30,
	2018	2017
Warranty reserve at beginning of period	$1,246	$1,256
Provisions	740	1,193
Charges	(1,014)	(983)
Warranty reserve at end of period	$972	$1,466

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

The following tables present information about the fair value of the Company’s financial assets and liabilities as of June 30, 2018 and December 31, 2017 and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$—	$21,924	$—	$21,924
Certificates of deposit—restricted cash	—	1,006	—	1,006
Commercial paper	—	34,815	—	34,815
Money market mutual funds	277,459	—	—	277,459
Foreign currency forward contracts	—	216	—	216
	$277,459	$57,961	$—	$335,420
Liabilities:
Foreign currency forward contracts	$—	$69	$—	$69
SARs	—	—	1,978	1,978
	$—	$69	$1,978	$2,047

	Fair Value Measurements as of December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$—	$18,905	$—	$18,905
Commercial paper	—	11,483	—	11,483
Money market mutual funds	224,555	—	—	224,555
	$224,555	$30,388	$—	$254,943
Liabilities:
SARs	$—	$—	$2,155	$2,155
Foreign currency forward contracts	—	150	—	150
	$—	$150	$2,155	$2,305

During the six months ended June 30, 2018 and 2017 there were no transfers between Level 1, Level 2 and Level 3.

There were no changes to the valuation techniques used to measure asset and liability fair values on a recurring basis during the six months ended June 30, 2018 from those included in the Company’s audited consolidated financial statements for the year ended December 31, 2017. The following table provides a summary of changes in the fair values of the Company’s SARs liability, for which fair value is determined by Level 3 inputs:

	Six Months Ended June 30,
	2018	2017
Fair value at beginning of period	$2,155	$1,195
Change in fair value	(177)	(129)
Exercises	—	—
Fair value at end of period	$1,978	$1,066

7. Derivative Instruments

The Company has certain international customers that are billed in foreign currencies. To mitigate the volatility related to fluctuations in the foreign exchange rates for accounts receivable denominated in foreign currencies, the Company enters into foreign currency forward contracts. As of June 30, 2018, the Company had foreign currency forward contracts outstanding with notional amounts totaling 11,856 euros maturing in the fourth quarter of 2018 and first quarter of 2019. As of December 31, 2017, the Company had foreign currency forward contracts outstanding with notional amounts totaling 5,924 euros maturing in the first and second quarters of 2018.

The Company’s foreign currency forward contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes, and accordingly, all changes in the fair value of these derivative instruments are recorded as unrealized foreign currency transaction gains or losses and are included in the condensed consolidated statements of operations and comprehensive income as a component of other income (expense). The Company records all derivative instruments in the condensed consolidated balance sheet at their fair values. As of June 30, 2018, the Company recorded an asset of $216 and as of June 30, 2018 and December 31, 2017, the Company recorded a liability of $69 and $150, respectively, related to outstanding foreign currency forward contracts, which were included in prepaid expenses and other current assets and in accrued expenses and other current liabilities, respectively, in the condensed consolidated balance sheets.

8. Income Taxes

The Company’s effective income tax rate was (62.0)% and (6.6)% for the three months ended June 30, 2018 and 2017, respectively, and (19.5)% and 0.1% for the six months ended June 30, 2018 and 2017, respectively. The effective income tax rate is based on the estimated annual effective tax rate, adjusted for discrete tax items recorded in the period. The (benefit from) provision for income taxes was $(8,194) and $(1,057) for the three months ended June 30, 2018 and 2017, respectively, and $(6,401) and $46 for the six months ended June 30, 2018 and 2017, respectively.

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

The effective income tax rate for the three and six months ended June 30, 2018 and 2017 differed from the federal statutory rate due to the foreign tax rate differential, permanent differences, research and development tax credits, excess tax benefit from stock-based transactions, state taxes and impacts of the Tax Cuts and Jobs Act (the “TCJA”). Permanent differences primarily included the nondeductible stock-based compensation expense.

As of December 31, 2017, the Company has accounted for the impacts of the TCJA to the extent a reasonable estimate could be made and recognized provisional amounts related to the deemed repatriation tax, offset by the remeasurement of deferred tax assets and liabilities to record the effects of the tax law change in the period of enactment. This treatment is provided for in Staff Accounting Bulletin 118, which allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law during the measurement period. The measurement period ends when the company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. During the first quarter of 2018, the Internal Revenue Service issued additional guidance providing clarification on certain aspects of the deemed repatriation tax calculation. The additional guidance did not result in an adjustment to the provisional amounts recorded as of December 31, 2017. The Company will continue to monitor for new guidance related to provisional amounts recorded. The change in the (benefit from) provision for income taxes for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily due to an increase in tax benefits from stock-based transactions.

9. Debt

The aggregate principal amount of debt outstanding as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
	2018	2017
Term loans	$295,500	$297,000
Mortgage loan	7,111	7,261
Total principal amount of debt outstanding	$302,611	$304,261

Current and non-current debt obligations reflected in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
	2018	2017
Current liabilities:
Term loans	$3,000	$3,000
Mortgage loan	309	303
Current portion of principal payment obligations	3,309	3,303
Unamortized debt issuance costs, current portion	(1,141)	(1,147)
Current portion of long-term debt, net of unamortized debt issuance costs	$2,168	$2,156
Non-current liabilities:
Term loans	$292,500	$294,000
Mortgage loan	6,802	6,958
Non-current portion of principal payment obligations	299,302	300,958
Unamortized debt issuance costs, non-current portion	(4,934)	(5,499)
Long-term debt, net of current portion and unamortized debt issuance costs	$294,368	$295,459

Term Loan and Revolving Credit Facilities

On December 20, 2016, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, various lenders and JPMorgan Chase Bank, N.A. and Barclays Bank PLC providing for (i) a term loan facility of $300,000 and (ii) a revolving credit facility of up to $25,000 in revolving credit loans and letters of credit.

As of June 30, 2018 and December 31, 2017, $295,500 and $297,000 in principal amount, respectively, was outstanding under the term loan facility (the “Term Loans”) and the Company did not have any outstanding borrowings under the revolving credit facility; however, as of December 31, 2017, the Company had used $1,000 under the revolving credit facility for a stand-by letter of credit that served as collateral for a stand-by letter of credit issued by Bank of America to one of the Company’s customers pursuant to a contractual performance guarantee. As of June 30, 2018, the stand-by letter of credit that served as collateral was terminated, and the Company did not use any amount under the revolving credit facility. In addition, the Company may, subject to certain conditions, including the consent of the administrative agent and the institutions providing such increases, increase the facilities by an unlimited amount so long as the Company is in compliance with specified leverage ratios, or otherwise by up to $70,000.

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

For Eurodollar rate loans, the Company may select interest periods of one, two, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. The Company has the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at its option, subject, in the case of Eurodollar rate loans, to prepayment penalties if the conversion is effected prior to the end of the applicable interest period. As of June 30, 2018, the interest rate on the Term Loans was 6.09% per annum, which was based on a one-month Eurodollar rate of 2.09% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. As of December 31, 2017, the interest rate on the Term Loans was 5.69% per annum, which was based on a three-month Eurodollar rate of 1.69% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans.

Upon entering into the term loan facility, the Company incurred debt issuance costs of $7,811, which were initially recorded as a reduction of the debt liability and are amortized to interest expense using the effective interest method from the issuance date of the Term Loan until the maturity date. Principal payments of $750 were made under the term loan facility during each of the three months ended June 30, 2018 and 2017, and $1,500 of principal payments were made during each of the six months ended June 30, 2018 and 2017.  Interest expense, including the amortization of debt issuance costs, totaled $4,716 and $4,076 for the three months ended June 30, 2018 and 2017, respectively, and totaled $9,233 and $8,115 for the six months ended June 30, 2018 and 2017, respectively.

The revolving credit facility also requires payment of quarterly commitment fees at a rate of 0.25% per annum on the difference between committed amounts and amounts actually borrowed under the facility and customary letter of credit fees. For each of the three months ended June 30, 2018 and 2017, interest expense related to the fee for the unused amount of the revolving credit facility totaled $15. Interest expense related to the fee for the unused amount of the revolving credit facility for each of the six months ended June 30, 2018 and 2017 totaled $30.

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

The facilities are secured by, among other things, a first priority security interest, subject to permitted liens, in substantially all of the Company’s assets and all of the assets of certain of its subsidiaries and a pledge of certain of the stock of certain of its subsidiaries, in each case subject to specified exceptions. The facilities contain customary affirmative and negative covenants, including certain restrictions on the Company’s ability to pay dividends, and, with respect to the revolving credit facility, a financial covenant requiring the Company to maintain a specified total net leverage ratio in the event that on the last day of any fiscal quarter the Company has utilized more than 30% of its borrowing capacity under the facility. As of June 30, 2018 and December 31, 2017, the Company had not utilized more than 30% of its borrowing capacity under the revolving credit facility and compliance with the financial covenant was not applicable.

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

The Company made principal payments under the Mortgage Loan of $75 and $72 during the three months ended June 30, 2018 and 2017, respectively, and $151 and $145 during the six months ended June 30, 2018 and 2017, respectively. Interest expense, including the amortization of debt issuance costs, totaled $65 and $68 for the three months ended June 30, 2018 and 2017, respectively, and $130 and $136 during the six months ended June 30, 2018 and 2017, respectively.

The Mortgage Loan is secured by the land and building purchased in March 2015 and subjects the Company to various affirmative, negative and financial covenants, including maintenance of a minimum debt service ratio. The Company was in compliance with all covenants of the Mortgage Loan as of June 30, 2018 and December 31, 2017.

As of June 30, 2018, aggregate minimum future principal payments of the Company’s debt are summarized as follows:

Year Ending December 31,
2018	$1,653
2019	3,314
2020	9,644
2021	3,000
2022	3,000
Thereafter	282,000
$302,611

10. Stockholders’ Equity

Special Dividends to Holders of Common and Preferred Stock

November 2017 Special Dividend

On November 30, 2017, the board of directors declared a special dividend to the holders of common stock and preferred stock of record on that date, contingent upon the closing of the Company’s IPO. The cash dividend declared to stockholders was $0.5802 per share of common stock, $5.8020 per share of Series B convertible preferred stock (the “Series B Preferred Stock”) and $5.8020 per share of Series C convertible preferred stock (the “Series C Preferred Stock”). Related to this special dividend declared in November 2017, the Company paid $865 of dividends to the common and preferred stockholders during the six months ended June 30, 2018, and as of December 31, 2017, dividend payments to be made totaled $865 and were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet. No dividend payments with respect to this special dividend were payable as of June 30, 2018.

In connection with this special dividend declared in November 2017, the board of directors also approved, contingent upon the payment of the November 2017 special dividend, cash payments to be made to holders of the Company’s stock options, SARs and RSUs as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of the stock options, SARs and RSUs are equal to $0.5802 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to such holders will be made as their equity awards vest through fiscal year 2021. During the six months ended June 30, 2018, the Company paid $848 to the holders of such vested equity awards. As of June 30, 2018 and December 31, 2017, equitable adjustment payments to be made as equity awards vest through fiscal year 2021, net of estimated forfeitures, totaled $887 and $1,735, respectively, and were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

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

May 2017 Special Dividend

On May 10, 2017, the board of directors declared and the stockholders approved a special dividend to the holders of common stock and preferred stock of record on that date. The cash dividend declared to stockholders was $1.1774 per share of common stock, $11.7744 per share of Series B Preferred Stock and $11.7744 per share of Series C Preferred Stock. Related to this special dividend declared in May 2017, the Company paid $87,133 of dividends to the common and preferred stockholders during the six months ended June 30, 2017. No dividend payments with respect to this special dividend were payable as of June 30, 2018 and December 31, 2017.

In connection with the special dividend declared in May 2017, the board of directors also approved cash payments to be made to holders of the Company’s stock options, SARs and RSUs as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of the stock options, SARs and RSUs are equal to $1.1774 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to such holders will be made as their equity awards vest through fiscal year 2021. During the six months ended June 30, 2018 and 2017, the Company paid $1,080 and $9,985 to the holders of such vested equity awards. As of June 30, 2018 and December 31, 2017, equitable adjustment payments to be made as equity awards vest through fiscal year 2021, net of estimated forfeitures, totaled $1,212 and $2,292, respectively, and were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

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

December 2016 Special Dividend

On December 21, 2016, the board of directors declared, and on December 29, 2016 the stockholders approved, a special dividend to the holders of common stock and preferred stock of record on December 27, 2016. The cash dividend declared to stockholders was $2.3306 per share of common stock, $23.3058 per share of Series B Preferred Stock and $23.3058 per share of Series C Preferred Stock. Related to this special dividend declared in December 2016, the Company paid $77,153 of dividends to the common and preferred stockholders during the three months ended June 30, 2017 and no dividend payments with respect to this special dividend were payable as of December 31, 2017.

In connection with the special dividend declared in December 2016, the board of directors also approved cash payments to be made to holders of the Company’s stock options, SARs and RSUs as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of stock options, SARs and RSUs are equal to $2.3306 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to such holders will be made as their equity awards vest through fiscal year 2020. During the six months ended June 30, 2018 and 2017, the Company paid $2,171 and $22,024 to the holders of such vested equity awards, respectively. As of June 30, 2018 and December 31, 2017, equitable adjustment payments to be made as equity awards vest through fiscal year 2020, net of estimated forfeitures, totaled $2,555 and $4,726, respectively, and were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

June 2016 Special Dividend

On June 17, 2016, the board of directors declared and the stockholders approved a special dividend to the holders of common stock and preferred stock of record on that date. The cash dividend declared to stockholders was $0.5891 per share of common stock, $5.8910 per share of Series B Preferred Stock, and $5.8910 per share of Series C Preferred Stock. Related to this special dividend declared in June 2016, the Company paid no dividends to the common and preferred stockholders during the six months ended June 30, 2018 and 2017, and, as of June 30, 2018 and December 31, 2017, no dividend payments with respect to this special dividend were payable.

In connection with the special dividend declared in June 2016, the board of directors also approved cash payments to be made to holders of the Company’s stock options, SARs and RSUs as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of stock options, SARs and RSUs are equal to $0.5891 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to such holders will be made as their equity awards vest through fiscal year 2020. During the six months ended June 30, 2018 and 2017, the Company paid $494 and $789, respectively to the holders of such vested equity awards. As of June 30, 2018 and December 31, 2017, equitable adjustment payments to be made as equity awards vest through fiscal year 2020, net of estimated forfeitures, totaled $486 and $980 and were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

November 2014 Special Dividend

On November 30, 2014, the board of directors declared and the stockholders approved a special dividend to the holders of common stock and preferred stock of record on that date. The cash dividend declared to stockholders was $0.3835 per share of common stock, $3.8346 per share of Series B Preferred Stock and $3.8346 per share of Series C Preferred Stock. Related to this special dividend declared in November 2014, the Company paid no dividends to the common and preferred stockholders during the six months ended June 30, 2018 and 2017, and, as of June 30, 2018 and December 31, 2017, no dividend payments with respect to this special dividend were payable.

In connection with the special dividend declared in November 2014, the board of directors also approved cash payments to be made to holders of the Company’s stock options and SARs as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of stock options and SARs are equal to $0.3835 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to the holders of stock options and SARs will be made as equity awards vest through fiscal year 2018. During the six months ended June 30, 2018 and 2017, the Company paid $29 and $69, respectively, to the holders of stock options and SARs for vested equity awards. As of June 30, 2018 and December 31, 2017, equitable adjustment payments to be made as equity awards vest through fiscal year 2018, net of estimated forfeitures, totaled $34 and $63, respectively, and were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

11. Stock-based Compensation

2017 Stock Incentive Plan

The Company’s 2017 Stock Incentive Plan (the “2017 Plan”) provides for the Company to sell or issue common stock or restricted common stock, or to grant qualified incentive stock options, nonqualified stock options, SARs, RSUs or other stock-based awards to the Company’s employees, officers, directors, advisers and outside consultants. The total number of shares authorized for issuance under the 2017 Plan was 10,105 shares as of June 30, 2018, of which 8,760 shares remained available for future grant.

Stock Options

The following table summarizes the outstanding stock option activity and a summary of information related to stock options as of and for the six months ended June 30, 2018:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at January 1, 2018	15,579	$4.55	6.18	$205,717
Granted	515	23.94
Exercised	(4,685)	2.17
Forfeited	(105)	10.46
Outstanding at June 30, 2018	11,304	$6.37	6.38	$116,451
Options exercisable at June 30, 2018	7,894	$3.92	5.51	$97,949
Vested or expected to vest at June 30, 2018	11,106	$6.24	6.34	$115,652

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Risk-free interest rate	2.9%	2.0%	2.7%–2.9%	2.0%–2.1%
Expected term (in years)	6.1–6.2	6.0–6.2	6.0–6.2	6.0–6.2
Expected volatility	32.0%–32.1%	36.9%–37.1%	32.0%–32.6%	36.9%–38.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2018 and 2017 was $8.76 and $4.83 per share, respectively. Cash proceeds received upon the exercise of options were $10,147 and $160 during the six months ended June 30, 2018 and 2017, respectively. The intrinsic value of stock options exercised during the six months ended June 30, 2018 and 2017 was $83,861 and $914, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Restricted Stock Units

A summary of RSU activity under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”) and the 2017 Plan for the six months ended June 30, 2018 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2018	896	$7.09
Granted	193	21.99
Vested	(495)	5.53	$9,708
Unvested balance at June 30, 2018	594	$13.22

The Company withheld 310 shares of common stock in settlement of employee tax withholding obligations due upon the vesting of RSUs during the six months ended June 30, 2017. During the six months ended June 30, 2018, the Company withheld no shares of common stock in settlement of employee tax withholding obligations due upon the vesting of RSUs.

Stock Appreciation Rights

In January 2017, the Company granted 110 stock appreciation rights (“SARs”) that allow the holder the right, upon exercise, to receive in cash the amount of the difference between the fair value of the Company’s common stock at the date of exercise and the price of the underlying common stock at the date of grant of each SAR. The price of the underlying common stock on the date of grant was $12.24 per share and the grant-date fair value was $4.52 per SAR. The SARs vest over a four-year period from the date of grant and expire ten years from the date of grant. As of June 30, 2018, 240 SARs were outstanding and 51 were unvested. As of June 30, 2018, there were 189 SARs exercisable and the weighted-average fair value was $10.95 per SAR. The fair value of the SAR liability as of June 30, 2018 and December 31, 2017 was $1,978 and $2,155, respectively, (see Note 6) and was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options, RSUs and SARs for the three and six months ended June 30, 2018 and 2017 was classified in the condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$(72)	$65	$137	$136
Research and development expenses	(1,016)	462	1,002	978
Sales and marketing expenses	235	258	610	535
General and administrative expenses	947	1,129	2,575	2,165
	$94	$1,914	$4,324	$3,814

As of June 30, 2018, there was $14,064 of unrecognized compensation cost related to outstanding stock options, RSUs and SARs, which is expected to be recognized over a weighted-average period of 2.69 years.

12. Net Income (Loss) per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$21,417	$17,160	$39,193	$35,314
Cumulative dividends on convertible preferred stock	—	(1,467)	—	(2,918)
Dividends declared on convertible preferred stock	—	(47,547)	—	(47,547)
Net income (loss) attributable to common stockholders, basic and diluted	$21,417	$(31,854)	$39,193	$(15,151)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	83,257	33,652	82,447	33,635
Dilutive effect of stock options	10,333	—	11,023	—
Dilutive effect of restricted stock units	274	—	263	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	93,864	33,652	93,733	33,635
Net income (loss) per share attributable to common stockholders:
Basic	$0.26	$(0.95)	$0.48	$(0.45)
Diluted	$0.23	$(0.95)	$0.42	$(0.45)

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Convertible preferred stock (on an as-converted basis)	—	40,382	—	40,382
Options to purchase common stock	512	15,006	512	15,006
Unvested restricted stock units	102	862	102	862

13. Segment Information

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the Company’s chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company has determined that its chief operating decision maker is its President and Chief Executive Officer. The Company’s chief operating decision maker reviews the Company’s financial information on a consolidated basis for purposes of allocating resources and assessing financial performance. Since the Company operates as one operating segment, all required financial segment information can be found in these condensed consolidated financial statements.

The following table summarizes the Company’s revenue based on the customer’s location, as determined by the customer’s shipping address:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
North America:
United States	$22,076	$22,339	$58,147	$38,300
Canada	9,955	11,255	20,047	25,102
Total North America	32,031	33,594	78,194	63,402
Europe, Middle East and Africa:
Germany	15,072	7,136	23,205	15,332
Other	3,840	3,743	19,864	16,619
Total Europe, Middle East and Africa	18,912	10,879	43,069	31,951
Latin America	9,370	12,573	18,773	24,540
Asia-Pacific	8,409	9,579	17,760	19,461
Total revenue(1)	$68,722	$66,625	$157,796	$139,354

(1)	Other than the United States, Canada and Germany, no individual countries represented 10% or more of the Company’s total revenue for any of the periods presented.

The Company’s property and equipment, net by location was as follows:

	June 30, 2018	December 31, 2017
United States	$23,698	$24,903
China	2,989	2,612
Other	2,550	1,848
Total property and equipment, net	$29,237	$29,363

14. Related Parties

Transactions Involving Liberty Global Ventures Holding B.V. and its Affiliates

Liberty Global Ventures Holding B.V. is a principal stockholder of the Company through its ownership of common stock. Affiliates of Liberty Global Ventures Holding B.V. (“Liberty Global Affiliates”) are customers of the Company. During the three months ended June 30, 2018 and 2017, the Company recognized revenue of $1,989 and $1,754, respectively, from transactions with Liberty Global Affiliates and amounts received in cash from Liberty Global Affiliates totaled $13,815 and $18,293, respectively. During the six months ended June 30, 2018 and 2017, the Company recognized revenue of $17,720 and $16,707, respectively, from transactions with Liberty Global Affiliates and amounts received in cash from Liberty Global Affiliates totaled $27,707 and $30,724, respectively. As of June 30, 2018 and December 31, 2017, amounts due from Liberty Global Affiliates totaled $2,037 and $13,367, respectively.

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

In connection with special dividends declared by the Company’s board of directors in November 2014, June 2016, December 2016, May 2017 and November 2017 (see Note 10), the board of directors also approved cash payments to be made to holders of the Company’s stock options, SARs and RSUs in accordance with the provisions of the Company’s equity incentive plans. In connection with the special dividends declared in December 2016 and May 2017, the Company paid Mr. Styslinger $920 as equitable adjustments in the six months ended June 30, 2017. The Company made no payments to Mr. Styslinger as equitable adjustments in the six months ended June 30, 2018.

In addition, during the six months ended June 30, 2018 and 2017, the Company recognized general and administrative expenses of $103 and $100, respectively, for Mr. Styslinger’s services as a non-employee director. As of June 30, 2018, $14 was due to Mr. Styslinger for his services as a non-employee director. No amount was due to Mr. Styslinger for his services as a non-employee director as of December 31, 2017.

Employment of Rongke Xie

Rongke Xie, who serves as Deputy General Manager of Guangzhou Casa Communication Technology LTD (“Casa China”), a subsidiary of the Company, is the sister of Lucy Xie, the Company’s Senior Vice President of Operations and a member of the Company’s board of directors. Casa China paid Rongke Xie $101 and $118 in total compensation in the six months ended June 30, 2018 and 2017, respectively, for her services as an employee.

In addition, in June 2018, the Company granted to Rongke Xie 5 restricted stock unit shares, which vest over four annual periods. The grant-date fair value of the award totaled $100, which will be recorded as stock-based compensation expense over the vesting period of the award. During the six months ended June 30, 2018, the Company recognized general and administrative expenses of $1 related to this award.

15. Commitments and Contingencies

Operating Leases

The Company leases manufacturing, warehouse and office space in the United States, China, Spain and Ireland under non-cancelable operating leases that expire in 2021, 2019, 2023 and 2026, respectively. The Ireland lease provides the Company the right to terminate in 2021. Rent expense for the three months ended June 30, 2018 and 2017 was $256 and $240 respectively, and for the six months ended June 30, 2018 and 2017 was $509 and $450, respectively. Rent expense is recorded on a straight-line basis, and, as a result, as of June 30, 2018 and December 31, 2017, the Company had a deferred rent liability of $223 and $258, respectively, which is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2018 were as follows:

Year Ending December 31,
2018	$450
2019	649
2020	643
2021	452
2022	65
Thereafter	5
$2,264

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

As of June 30, 2018 and December 31, 2017, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities were recorded in its condensed consolidated financial statements.

Litigation

From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges and litigation. As of June 30, 2018, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

16. Subsequent Events

On August 13, 2018, the board of directors authorized the repurchase of up to $75,000 of the Company’s common stock under a stock repurchase program.  The repurchase program may be superseded or discontinued at any time and has no expiration date.

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

Results of Operations

The following tables set forth our consolidated results of operations in dollar amounts and as percentage of total revenue for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenue:
Product	$58,537	$55,750	$138,727	$120,959
Service	10,185	10,875	19,069	18,395
Total revenue	68,722	66,625	157,796	139,354
Cost of revenue(1):
Product	18,560	19,909	44,340	39,041
Service	761	938	2,100	2,195
Total cost of revenue	19,321	20,847	46,440	41,236
Gross profit	49,401	45,778	111,356	98,118
Operating expenses:
Research and development(1)	16,696	14,227	37,226	28,695
Sales and marketing(1)	9,621	8,156	20,889	18,236
General and administrative(1)	6,542	4,526	13,730	9,521
Total operating expenses	32,859	26,909	71,845	56,452
Income from operations	16,542	18,869	39,511	41,666
Other income (expense), net	(3,319)	(2,766)	(6,719)	(6,306)
Income before provision for (benefit from) income taxes	13,223	16,103	32,792	35,360
Provision for (benefit from) income taxes	(8,194)	(1,057)	(6,401)	46
Net income	$21,417	$17,160	$39,193	$35,314

(1)	Includes stock-based compensation expense related to stock options, stock appreciation rights and restricted stock units granted to employees and non-employee consultants as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$(72)	$65	$137	$136
Research and development expense	(1,016)	462	1,002	978
Sales and marketing expense	235	258	610	535
General and administrative expense	947	1,129	2,575	2,165
Total stock-based compensation expense	$94	$1,914	$4,324	$3,814

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(as a percentage of total revenue)
Revenue:
Product	85%	84%	88%	87%
Service	15	16	12	13
Total revenue	100	100	100	100
Cost of revenue:
Product	27	30	28	28
Service	1	1	1	2
Total cost of revenue	28	31	29	30
Gross profit	72	69	71	70
Operating expenses:
Research and development	24	21	24	21
Sales and marketing	14	12	13	13
General and administrative	10	7	9	7
Total operating expenses	48	40	46	41
Income from operations	24	28	25	30
Other income (expense), net	(5)	(4)	(4)	(5)
Income before provision for (benefit from) income taxes	19	24	21	25
Provision for (benefit from) income taxes	(12)	(2)	(4)	—
Net income	31%	26%	25%	25%

Percentages in the table above are based on actual values. As a result, some totals may not sum due to rounding.

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

	Three Months Ended June 30,
	2018		2017		Change
	Amount	% of Total	Amount	% of Total	Amount	%
	(dollars in thousands)
Revenue:
Product	$58,537	85.2%	$55,750	83.7%	$2,787	5.0%
Service	10,185	14.8%	10,875	16.3%	(690)	(6.3)%
Total revenue	$68,722	100.0%	$66,625	100.0%	$2,097	3.1%
Revenue by geographic region:
North America	$32,031	46.7%	$33,594	50.4%	$(1,563)	(4.7)%
Latin America	9,370	13.6%	12,573	18.9%	(3,203)	(25.5)%
Europe, Middle East and Africa	18,912	27.5%	10,879	16.3%	8,033	73.8%
Asia-Pacific	8,409	12.2%	9,579	14.4%	(1,170)	(12.2)%
Total revenue	$68,722	100.0%	$66,625	100.0%	$2,097	3.1%

The increase in product revenue was primarily due to an increase in sales of our products to existing customers in Europe, Middle East and Africa as a result of an increase in the deployment of our software-centric broadband products in their networks and increased sales of software-enabled capacity expansions to provide their subscribers with greater bandwidth capacity. These increases were partially offset by a decrease in sales of our software-centric broadband products in North America, Latin America and Asia-Pacific due to the timing of customer acceptance for certain deployments and to the timing of customer expenditures on network upgrades.

The decrease in service revenue was primarily due to a $1.0 million decrease in maintenance and support services revenue due to the timing of customers renewing their maintenance and support service contracts. Certain maintenance and support service contract renewals in 2017 were delayed and renewed during the three months ended June 30, 2017, and the Company recognized revenue for both the preceding quarter and the three months ended June 30, 2017 upon receipt of the renewal in the three months ended June 30, 2017.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$18,560	$19,909	$(1,349)	(6.8)%
Service	761	938	(177)	(18.9)%
Total cost of revenue	$19,321	$20,847	$(1,526)	(7.3)%

The decrease in cost of product revenue was primarily due to a decrease in sales of our hardware-based broadband products for customer network upgrades.

The decrease in cost of service revenue was primarily due to a decrease in subcontracted professional services.

	Three Months Ended June 30,
	2018		2017		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin (bps)
	(dollars in thousands)
Gross profit:
Product	$39,977	68.3%	$35,841	64.3%	$4,136	400
Service	9,424	92.5%	9,937	91.4%	(513)	110
Total gross profit	$49,401	71.9%	$45,778	68.7%	$3,623	320

The increase in product gross margin was primarily due to an increase in sales of our software-based capacity expansions.

The increase in service gross margin was due to a decrease in subcontracted professional services.

Research and Development

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$16,696	$14,227	$2,469	17.4%
Percentage of revenue	24.3%	21.4%

The increase in research and development expense was primarily due to a $1.9 million increase in personnel-related costs as a result of the increase in the headcount of our research and development personnel from 374 to 403 to support the development of our new wireless and software-centric broadband products and to enhance our existing software-centric broadband products, a $1.3 million increase in research and development materials and testing for new broadband products, a $0.4 million increase in depreciation expense for research and development related to assets purchased to support our development activities, a $0.2 million increase in software fees used for research and development projects, and a $0.1 million increase in facilities and infrastructure expenses related to the increase in research and development personnel, partially offset by a $1.5 million decrease in stock-based compensation expense primarily related to the reduction in the fair value of outstanding stock appreciation rights.

Sales and Marketing

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Sales and marketing	$9,621	$8,156	$1,465	18.0%
Percentage of revenue	14.0%	12.2%

The increase in sales and marketing expense was due to a $1.3 million increase in personnel-related costs due to an increase in headcount from 114 to 136 and a $0.2 million increase in sales agent commissions.

General and Administrative

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$6,542	$4,526	$2,016	44.5%
Percentage of revenue	9.5%	6.8%

The increase in general and administrative expense was primarily due to $0.8 million of costs related to our follow-on offering, $0.5 million of professional service fees to support the requirements of being a public company, a $0.2 million increase in legal and accounting fees, a $0.2 million increase in personnel-related costs due to an increase in headcount to support the continued growth in our business, and a $0.1 million increase in facilities and infrastructure expenses.

Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Other income (expense), net	$(3,319)	$(2,766)	$(553)	20.0%
Percentage of revenue	(4.8)%	(4.2)%

The decrease in other income (expense), net was primarily due to a $1.1 million increase in foreign currency losses due to a decrease in the Euro to U.S. dollar exchange rate during the second quarter of 2018 and a $0.6 million increase in interest expense due to an increase in the interest rate on our term loan facility, which were partially offset by a $1.1 million increase in interest income due to an increase in interest rates on and an increase in our portfolio of cash equivalents.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$(8,194)	$(1,057)	$(7,137)	675.2%
Effective tax rate	(62.0)%	(6.6)%

The increase in the benefit from income taxes and the decrease in our effective tax rate was primarily due to an increase in tax benefits from employee stock-based compensation transactions.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

	Six Months Ended June 30,
	2018		2017		Change
	Amount	% of Total	Amount	% of Total	Amount	%
	(dollars in thousands)
Revenue:
Product	$138,727	87.9%	$120,959	86.8%	$17,768	14.7%
Service	19,069	12.1%	18,395	13.2%	674	3.7%
Total revenue	$157,796	100.0%	$139,354	100.0%	$18,442	13.2%
Revenue by geographic region:
North America	$78,194	49.5%	$63,402	45.5%	$14,792	23.3%
Latin America	18,773	11.9%	24,540	17.6%	(5,767)	(23.5)%
Europe, Middle East and Africa	43,069	27.3%	31,951	22.9%	11,118	34.8%
Asia-Pacific	17,760	11.3%	19,461	14.0%	(1,701)	(8.7)%
Total revenue	$157,796	100.0%	$139,354	100.0%	$18,442	13.2%

The increase in product revenue was primarily due to an increase in sales of our products to existing customers in Europe, Middle East and Africa as a result of an increase in the deployment of our software-centric broadband products in their networks and increased sales of software-enabled capacity expansions to existing customers in North America to provide their subscribers with greater bandwidth capacity. These increases were partially offset by a decrease in sales of our software-centric broadband products in Latin America and Asia-Pacific due to the timing of customer acceptance for certain deployments and the timing of customer expenditures on network upgrades.

The increase in service revenue was primarily due to a $0.3 million increase in maintenance and support services revenue due to an increase in our installed base of customers from product purchases and from customers renewing their maintenance and support service contracts in addition to a $0.4 million increase in professional services revenue due to an increase in customer projects requiring our assistance.

Cost of Revenue and Gross Profit

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$44,340	$39,041	$5,299	13.6%
Service	2,100	2,195	(95)	(4.3)%
Total cost of revenue	$46,440	$41,236	$5,204	12.6%

The increase in cost of product revenue was primarily due to an increase in sales of our hardware-based broadband products for customer network upgrades.

	Six Months Ended June 30,
	2018		2017		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin (bps)
	(dollars in thousands)
Gross profit:
Product	$94,387	68.0%	$81,918	67.7%	$12,469	30
Service	16,969	89.0%	16,200	88.1%	769	90
Total gross profit	$111,356	70.6%	$98,118	70.4%	$13,238	20

The increase in product gross margin was primarily due to an increase in higher-margin sales of our software-based capacity expansions, partially offset by an increase in lower-margin sales of hardware-based broadband products to support Data Over Cable Service Interface Specification, or DOCSIS, 3.1 in North America and Europe, Middle East and Africa. During the six months ended June 30, 2017, we recognized $8.5 million of product revenue upon the expiration of trade-in rights for which there were no product costs.

Research and Development

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$37,226	$28,695	$8,531	29.7%
Percentage of revenue	23.6%	20.6%

The increase in research and development expense was primarily due to a $3.8 million increase in personnel-related costs as a result of the increase in the headcount of our research and development personnel from 374 to 403 to support the development of our new wireless and software-centric broadband products and to enhance our existing software-centric broadband products, a $3.2 million increase in research and development materials and testing for new broadband products, a $0.9 million increase in depreciation expense for research and development related to assets purchased to support our development activities, a $0.3 million increase in software fees used for research and development projects and a $0.2 million increase in facilities and infrastructure expenses related to the increase in research and development personnel.

Sales and Marketing

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Sales and marketing	$20,889	$18,236	$2,653	14.5%
Percentage of revenue	13.2%	13.1%

The increase in sales and marketing expense was primarily due to a $3.2 million increase in personnel-related costs due to an increase in headcount from 114 to 136, partially offset by a $0.3 million decrease in sales agent commissions due to the decrease in revenue in Asia-Pacific and a $0.1 million decrease in marketing costs related to a reduction in trade show and event expenses.

General and Administrative

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$13,730	$9,521	$4,209	44.2%
Percentage of revenue	8.7%	6.8%

The increase in general and administrative expense was primarily due to a $1.2 million increase in personnel-related costs due to an increase in headcount to support the continued growth in our business, $0.8 million of costs related to our follow-on offering, $0.9 million of professional service fees to support the requirements of being a public company, a $0.6 million increase in legal and accounting fees, and a $0.4 million increase in stock-based compensation expense.

Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Other income (expense), net	$(6,719)	$(6,306)	$(413)	6.5%
Percentage of revenue	(4.3)%	(4.5)%

The decrease in other income (expense), net was primarily due to a $1.1 million increase in interest expense due to an increase in the interest rate on our term loan facility and a $1.1 million increase in foreign currency losses due to a decrease in the Euro to U.S. dollar exchange rate during six months ended June 30, 2018, which were partially offset by a $1.7 million increase in interest income due to an increase in interest rates on and an increase in our portfolio of cash equivalents.

Provision for (Benefit from) Income Taxes

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$(6,401)	$46	$(6,447)	(14015.2)%
Effective tax rate	(19.5)%	0.1%

The increase in the benefit from income taxes and the decrease in our effective tax rate was primarily due to an increase in the tax benefits from employee stock-based compensation transactions.

Liquidity and Capital Resources

Since our inception, we have primarily funded our operations through issuances of shares of our convertible preferred stock and cash flows from operations. In addition, in December 2016, we entered into a credit agreement that included a term loan facility under which we borrowed $300.0 million, and in December 2017, we closed our initial public offering, or IPO, of 6,900,000 shares and received net proceeds of $79.3 million, after deducting underwriting discounts, commissions and offering costs. The following tables set forth our cash and cash equivalents and working capital as of June 30, 2018 and December 31, 2017 and our cash flows for the six months ended June 30, 2018 and 2017:

	June 30, 2018	December 31, 2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$342,925	$260,820
Working capital	370,590	324,710

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Consolidated Cash Flow Data:
Net cash provided by operating activities	$82,368	$21,021
Net cash (used in) provided by investing activities	(4,501)	10,939
Net cash provided by (used in) financing activities	5,673	(203,937)

As of June 30, 2018, we had cash and cash equivalents of $342.9 million and net accounts receivable of $74.1 million. We maintain a $25.0 million revolving credit facility, which was unused as of June 30, 2018.

Of our total cash and cash equivalents of $342.9 million as of June 30, 2018, $67.0 million was held by our foreign subsidiaries. The TCJA established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. In December 2017, we recorded a provisional charge related to a one-time deemed repatriation of accumulated earnings of foreign subsidiaries and related withholding taxes. As a result, applicable U.S. corporate and foreign income taxes have been provided on substantially all of our accumulated earnings of foreign subsidiaries previously considered indefinitely reinvested.  Beginning in 2018, the TCJA also requires a minimum tax on certain future earnings generated by foreign subsidiaries while providing future tax-free repatriation of such earnings through a 100% dividends-received deduction. We are still evaluating whether to change our indefinite reinvestment assertion in light of the TCJA and consider that conclusion to be incomplete under guidance issued by the SEC. If we subsequently change our assertion during the measurement period, such changes will be accounted for through an adjustment to the provisional income tax charge during 2018, which is expected to be finalized no later than the fourth quarter of 2018.

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

From our inception through June 30, 2018, our board of directors has declared a special dividend on five separate occasions and has approved cash payments to the holders of our stock options, stock appreciation rights, or SARs, and restricted stock units, or RSUs, as equitable adjustments in connection with these special dividends. The dividend payments totaled $0.9 million, $206.4 million, $137.4 million and $0.3 million in the six months ended June 30, 2018 and the years ended December 31, 2017, 2016 and 2015, respectively. The equitable adjustment payments totaled $4.6 million, $40.2 million, $4.9 million and $0.4 million in the six months ended June 30, 2018 and the years ended December 31, 2017, 2016 and 2015, respectively. As of June 30, 2018, there were $5.2 million of equitable adjustment payments that had been approved by our board of directors that had not yet been paid to the holders of our stock options, SARs and RSUs. These equitable adjustment payments will be paid to the holders of the applicable equity awards as they vest through 2021. We do not anticipate declaring cash dividends in the foreseeable future. Any future determination to declare dividends will be subject to the discretion of our board of directors and applicable law, and will depend on various factors, including our results of operations, financial condition, prospects and any other factors deemed relevant by our board of directors.

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

During the six months ended June 30, 2018, cash provided by operating activities was $82.4 million, primarily resulting from our net income of $39.2 million and net cash provided by changes in our operating assets and liabilities of $45.9 million, partially offset by net non-cash gains of $2.7 million. The net cash provided by changes in our operating assets and liabilities during the six months ended June 30, 2018 was primarily due to a $47.3 million decrease in accounts receivable due to the timing of billings and collections during the period; a $3.1 million decrease in inventory due to shipments of our hardware-based broadband products to customers; and a $3.2 million increase in accounts payable primarily attributable to the timing of vendor payments. These sources of cash were partially offset by a $5.1 million decrease in accrued expenses and other current liabilities, which included a decrease of $6.2 million for personnel-related accrued liabilities, such as accrued salaries and bonuses; and a $2.3 million decrease in deferred revenue primarily due to recognition of $5.2 million of revenue from an existing customer in the Asia-Pacific region, partially offset by the revenue deferral of $2.9 million for certain sales transactions with future obligations to deliver products and services to existing customers in North America and maintenance and support service contract renewals.

During the six months ended June 30, 2017, cash provided by operating activities was $21.0 million, primarily resulting from our net income of $35.3 million, net non-cash charges of $8.6 million and net cash used by changes in our operating assets and liabilities of $22.9 million. The net cash used by changes in our operating assets and liabilities during the six months ended June 30, 2017 was primarily due to a $19.5 million decrease in deferred revenue primarily due to recognition of $8.5 million of revenue upon the expiration of trade-in rights for an existing customer in North America and the recognition of $6.3 million and $2.2 million of revenue upon the product acceptance from existing customers in the Asia-Pacific region and in North America, respectively; a $14.9 million decrease in accounts payable primarily attributable to timing of our payments for purchases of inventory; an $8.6 million decrease in accrued income taxes and a $7.6 million increase in prepaid income taxes due to the timing of tax payments; a $7.1 million decrease in accrued expenses and other current liabilities, which included a decrease of $5.6 million for personnel-related accrued liabilities, such as accrued salaries and bonuses; and a $3.6 million increase in inventory due to anticipated growth in our business. These uses of cash were partially offset by a $36.2 million decrease in accounts receivable due to the timing of billings and collections during the period.

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

Net cash used in investing activities during the six months ended June 30, 2018 was $4.5 million and consisted of purchases of property and equipment.

Net cash provided by investing activities during the six months ended June 30, 2017 was $10.9 million and consisted of $14.6 million of proceeds from maturities of marketable securities, partially offset by $3.7 million for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2018 was $5.7 million and consisted of proceeds from exercise of stock options of $10.1 million and follow-on offering selling shareholders profit disgorgement of $3.8 million, partially offset by dividend and equitable adjustment payments of $5.5 million, debt principal repayments of $1.7 million and offering costs of $1.1 million.

Net cash used in financing activities during the six months ended June 30, 2017 was $203.9 million and consisted primarily of dividend and equitable adjustment payments of $197.2 million, employee taxes paid related to net share settlement of restricted stock units of $3.8 million, debt principal repayments of $1.6 million and initial public offering costs of $1.5 million.

Commercial Mortgage Loan

In July 2015, we entered into an $8.0 million commercial mortgage loan agreement. The annual interest rate on the loan is 3.5%, and the loan is repayable in 60 monthly installments of principal and interest based on a 20-year amortization schedule. The loan is secured by the land and building, which are our corporate offices, purchased in March 2015, and contains annual affirmative, negative and financial covenants, including maintenance of a minimum debt service ratio. We were in compliance with all the covenants of the mortgage loan as of June 30, 2018 and December 31, 2017. As of June 30, 2018 and December 31, 2017, the outstanding principal amount under the mortgage loan was $7.1 million and $7.3 million, respectively.

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

As of June 30, 2018 and December 31, 2017, we had borrowings of $295.5 million and $297.0 million, respectively, outstanding under the term loan facility and we did not have any outstanding borrowings under the revolving credit facility; however, as of December 31, 2017, we had used $1.0 million under the revolving credit facility for a stand-by letter of credit that served as collateral for a stand-by letter of credit issued by Bank of America to one of our customers pursuant to a contractual performance guarantee. As of June 30, 2018, the stand-by letter of credit that served as collateral was terminated, and we did not use any amount under the revolving credit facility. In addition, we may, subject to certain conditions, including the consent of the administrative agent and the institutions providing such increases, increase the facilities by an unlimited amount so long as we are in compliance with specified leverage ratios, or otherwise by up to $70.0 million.

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

For Eurodollar rate loans, we may select interest periods of one, two, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. We have the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at our option, subject, in the case of Eurodollar rate loans, to prepayment penalties if the conversion is effected prior to the end of the applicable interest period. As of June 30, 2018, the interest rate on the term loans was 6.09% per annum, which was based on a one-month Eurodollar rate at the applicable floor of 2.09% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. As of December 31, 2017, the interest rate on our borrowings under the term loan facility was 5.69% per annum, which was based on a three-month Eurodollar rate of 1.69% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans.

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

The facilities are secured by, among other things, a first priority security interest, subject to permitted liens, in substantially all of our assets and all of the assets of certain of our subsidiaries and a pledge of certain of the stock of certain of our subsidiaries, in each case subject to specified exceptions. The facilities contain customary affirmative and negative covenants, including certain restrictions on our ability to pay dividends, and, with respect to the revolving credit facility, a financial covenant requiring us to maintain a specified total net leverage ratio in the event that on the last day of any fiscal quarter we have utilized more than 30% of our borrowing capacity under the facility. We were in compliance with all of the applicable covenants of the facilities as of June 30, 2018 and December 31, 2017. As of June 30, 2018 and December 31, 2017, we had not utilized more than 30% of our borrowing capacity under the revolving credit facility and compliance with the financial covenant was not applicable.

In connection with entering into the facilities in December 2016, we terminated our revolving credit facility with Bank of America. We did not have any outstanding borrowings under the Bank of America revolving credit facility at the time of termination.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2018.

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Debt obligations—Term loans(1)	$393,308	$10,642	$42,052	$41,261	$299,353
Debt obligations—Commercial mortgage(2)	7,614	278	7,336	—	—
Operating leases(3)	2,264	450	1,292	517	5
Total	$403,186	$11,370	$50,680	$41,778	$299,358

(1)

Amounts in the table reflect the contractually required principal and interest payable pursuant to outstanding borrowings under our term loan facility. For purposes of this table, the interest due under the term loan facility was calculated using an assumed interest rate of 6.09% per annum, which was the interest rate in effect as of June 30, 2018.

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

The contractual obligations table above excludes $7.0 million of long term taxes payable recorded as part of a provisional charge in the fourth quarter of 2017 for the mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries under the TCJA. The deemed repatriation was estimated based on our initial analysis in accordance with ASC Topic 740, Income Taxes, and Staff Accounting Bulletin 118 and is expected to be paid over the next eight years. Given the significant complexity of the TCJA, anticipated guidance from the U.S. Treasury Department about implementing the TCJA and the potential for additional guidance from the SEC or the FASB related to the TCJA or additional information becoming available, our provisional charge may be adjusted during 2018 and is expected to be finalized no later than the fourth quarter of 2018.

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

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

Refer to the “Summary of Significant Accounting Policies” footnote within our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for our analysis of recent accounting pronouncements that are applicable to our business.

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

Foreign Currency Exchange Risk

We have accounts receivables denominated in foreign currencies, and our operations outside of the United States incur their operating expenses in foreign currencies. To date, the majority of our product sales and inventory purchases have been denominated in U.S. dollars. For our subsidiary in Ireland, the U.S. dollar is the functional currency. For each of our other foreign subsidiaries, the functional currency is the local currency. During the six months ended June 30, 2018 and 2017, we incurred foreign currency transaction (losses) gains of $(0.5) million and $0.6 million, respectively, primarily related to unrealized and realized foreign currency (losses) gains on accounts receivables denominated in foreign currencies. These foreign currency transaction (losses) gains were recorded as a component of other income (expense), net in our condensed consolidated statements of operations and comprehensive income. We believe that a 5% change in the exchange rate between the U.S. dollar and euro would not materially impact our operating results or financial position. As of June 30, 2018, we had foreign currency forward contracts outstanding with notional amounts totaling 11.9 million euros that mature in the fourth quarter of 2018 and first quarter of 2019, and we expect to continue to hedge certain significant transactions denominated in currencies other than the U.S. dollar in the future.

Interest Rate Sensitivity

Our cash and cash equivalents as of June 30, 2018 consisted of cash maintained in FDIC-insured operating accounts as well as investments in money market mutual funds, commercial paper and certificates of deposit. We also have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk for our cash equivalents is interest income sensitivity, which is primarily affected by changes in the general level of U.S. interest rates. However, we do not believe a sudden change in the interest rates for our cash equivalents would have a material impact on our financial condition, results of operations or cash flows.

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

As of June 30, 2018, we had borrowings of $295.5 million outstanding under the term loan facility, bearing interest at a rate of 6.09% per annum, which was based on a one-month Eurodollar rate of 2.09% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. Changes in interest rates could cause interest charges on our term loan facility to fluctuate. Based on the amount of borrowings outstanding as of June 30, 2018, an increase of 10%, or approximately 21 basis points, in the one-month Eurodollar rate as of June 30, 2018 would cause pre-tax decreases to our earnings and cash flows of approximately $0.6 million per year, assuming that such rate were to remain in effect for a year. A decrease of 10%, or approximately 21 basis points, in the one-month Eurodollar rate as of June 30, 2018 would cause pre-tax increases to our earnings and cash flows of approximately $0.6 million, assuming that such rate were to remain in effect for a year.

As of June 30, 2018, we were not exposed to interest rate risk under the revolving credit facility as a result of having no outstanding borrowings under the facility.

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

Historically, certain of our customers have accounted for a significant portion of our revenue. For example, sales to Charter Communications, which purchased Time Warner Cable in 2016, accounted for 27%, 21%, 37%, 23% and 14% of our revenue for the six months ended June 30, 2018 and 2017 and the years ended December 31, 2017, 2016 and 2015, respectively; sales to Liberty Global Affiliates accounted for 11%, 12%, 11%, 10% and 17% of our revenue for the six months ended June 30, 2018 and 2017 and the years ended December 31, 2017, 2016 and 2015, respectively; sales to Vodafone Kabel Deutschland GmbH accounted for 13% of our revenue for the six months ended June 30, 2018; sales to Videotron accounted for 10% of our revenue for the six months ended June 30, 2017; and sales to Rogers accounted for 19% of our revenue for the year ended December 31, 2016. Based on their historical purchasing patterns, we expect that our large customers will continue to account for a substantial portion of our revenue in future periods. However, our customers generally make purchases from us on a purchase-order basis rather than pursuant to long-term contracts, and those that do enter long-term contracts typically have the right to terminate their contracts for convenience. As a result, we generally have no assurances that these large customers will continue to purchase our solutions. We may also see consolidation of our customer base, which could result in loss of customers. In addition, some of our large customers have used, and may in the future use, the sizes and relative importance of their orders to our business to require that we enter into agreements with more favorable terms than we would otherwise agree to and obtain price concessions. The loss of a significant customer, a significant delay or reduction in purchases by large customers or significant price concessions to one or more large customers, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Developing our products is expensive, and the investment in product development may involve a long payback cycle or may result in investments in technologies or standards that do not get adopted in the timeframe we anticipate, or at all. For the six months ended June 30, 2018 and 2017 and the years ended December 31, 2017, 2016 and 2015, our research and development expenses were $37.2 million, or approximately 23.6% of our revenue, $28.7 million, or approximately 20.6% of our revenue, $60.7 million, or approximately 17.3% of our revenue, $49.2 million, or approximately 15.6% of our revenue, and $37.2 million, or approximately 13.6% of our revenue, respectively. We expect to continue to invest heavily in software development in order to expand the capabilities of our broadband and wireless infrastructure solutions, introduce new products and features and build upon our technology leadership, and we expect that our research and development expenses will continue to increase in absolute dollars and as a percentage of revenue from 2017 to 2018. Our investments in research and development may not generate positive returns in a timely fashion or at all.

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

We believe the broadband service provider industry is in the early stages of transitioning to the virtualization of networks and the use of networks with distributed architectures. We are developing products and services that we believe will be attractive to our customers and potential customers who make that shift. Our strategy depends in part on our belief that the industry shift to a software-centric cloud-based architecture and increasing densification will continue. In our experience, fundamental changes like this often take time to accelerate and the adoption rates of our customers may vary. As our customers determine their future network architectures and how to implement them, we may encounter delayed timing of orders, deferred purchasing decisions and reduced expenditures. These longer decision cycles and reduced expenditures may negatively impact our revenues or make it difficult for us to accurately predict our revenues, either of which could materially adversely affect our business, financial condition, results of operations and prospects. Moreover, it is possible that our customers may reverse or fail to expand upon current trends toward virtualization and distributed architectures, which could result in significantly reduced demand for the products that we have developed and currently plan to develop.

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

Due to our reliance on significant customers, we are dependent on the continued financial strength of these customers. If one or more of our significant customers experience financial difficulties, it could result in uncollectible accounts receivable and our loss of such customers and anticipated revenue.

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
•

greater risk of a failure of our operations and employees to comply with both U.S. and foreign laws and regulations, including antitrust regulations; the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA; privacy and data protection laws and regulations and any trade regulations ensuring fair trade practices; and

•

heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements.

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

We are subject to anti-corruption laws such as the FCPA.

We are subject to anti-corruption laws such as the FCPA, which generally prohibits U.S. companies and their employees and intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business, securing an advantage or directing business to another individual or entity, and requires companies to maintain accurate books and records. Under the FCPA, U.S. companies may be held liable for the corrupt actions taken by directors, officers, employees, agents, or other strategic or local partners or representatives. We rely on non-employee third-party representatives and other intermediaries to develop international sales opportunities, and generally have less direct control over such third parties’ actions taken on our behalf. If we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation, governmental authorities in the United States and elsewhere could seek to impose civil and/or criminal fines and penalties, which could have a material adverse effect on our business, reputation, results of operations and financial condition. We intend to increase our international sales and business and, as such, the cost of complying with such laws, and the potential harm from our noncompliance, are likely to increase.

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

Our revenue growth rate in recent periods may not be indicative of our future performance. Our revenue grew 16.0% from the year ended December 31, 2015 to the year ended December 31, 2016, grew 11.2% from the year ended December 31, 2016 to the year ended December 31, 2017 and grew 13.2% from the six months ended June 30, 2017 to the six months ended June 30, 2018. We may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual period as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected.

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

We have experienced rapid growth and increased demand for our products in recent years, which have placed a strain on our management, administrative, operational and financial infrastructure. For example, our revenue increased from $272.5 million for the year ended December 31, 2015 to $316.1 million for the year ended December 31, 2016  and to $351.6 million for the year ended December 31, 2017 and from $139.4 million for the six months ended June 30, 2017 to $157.8 million for the six months ended June 30, 2018. To handle this growth and increase in demand, we have significantly expanded our headcount, from 481 as of December 31, 2015 to 604 as of December 31, 2016 to 680 as of December 31, 2017 and to 705 as of June 30, 2018, and we expect to continue to increase our headcount. As we have grown, we have had to manage an increasingly larger and more complex array of internal systems and processes to scale with all aspects of our business, including our software development, contract manufacturing and purchasing, logistics and fulfillment and sales, maintenance and support. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and continue to hire, train and manage new employees as needed. To manage domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. We may not be able to successfully implement these or other improvements to our systems and processes in an efficient or timely manner, and we may discover deficiencies in their capabilities or effectiveness. Our failure to improve our systems and processes, or their failure to operate effectively and in the intended manner, may result in disruption of our current operations and customer relationships, our inability to manage the growth of our business and our inability to accurately forecast our revenue, expenses and earnings.

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

We depend on our direct sales force to increase sales with existing customers and to obtain new customers. As such, we have invested and will continue to invest substantially in our sales organization. In recent periods, we have been adding personnel to our sales function as we focus on growing our business, entering new markets and increasing our market share, and we expect to incur significant additional expenses in expanding our sales personnel in order to achieve revenue growth. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, retaining and integrating sufficient numbers of sales personnel to support our growth, particularly in international markets. In addition, we have significantly increased the number of personnel in our sales and marketing departments in recent periods, with headcount growing from 94 as of December 31, 2015 to 114 as of December 31, 2016, to 122 as of December 31, 2017 and to 136 as of June 30, 2018. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire, retain or integrate into our corporate culture sufficient numbers of qualified individuals in the markets where we do business or plan to do business. If we are unable to hire, integrate and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new customers or increasing sales to our existing customer base, our business, financial condition, results of operations and prospects could be materially adversely affected.

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

We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Certain persons and entities may attempt to penetrate our network and systems, or of the systems hosting our website, and may otherwise seek to misappropriate our proprietary or confidential information or cause interruptions of our service. Because the techniques used by such persons and entities to access or sabotage networks and systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. We have also outsourced a number of our business functions to third parties, including our manufacturers and logistics providers, and our business operations also depend, in part, on the success of these third parties’ own cybersecurity measures. Additionally, we depend upon our employees and independent contractors to appropriately handle confidential data and deploy our IT resources in a safe and secure fashion that does not expose our network systems to security breaches and the loss of data. Accordingly, if any of our cybersecurity systems, processes or policies or those of any of our manufacturers, logistics providers, customers or independent contractors fail to protect against unauthorized access, sophisticated hacking or terrorism and the mishandling, misuse, or misappropriation of data by employees, contractors or other persons or entities, our ability to conduct our business effectively could be damaged in a number of ways, including:

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

As of July 31, 2018, our directors, executive officers and 10% stockholders beneficially owned, in the aggregate, approximately 60.7% of our outstanding common stock. As a result, these stockholders could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a significant number of shares of our common stock in the public market could occur at any time. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

In addition to our outstanding common stock, as of July 31, 2018, there were 11,175,249 shares subject to outstanding options, 590,763 shares subject to outstanding restricted stock unit awards, or RSUs, and an additional 8,773,680 shares reserved for future issuance under our equity incentive plans.  Because we registered all shares of common stock that may be issued under our equity incentive plans pursuant to a Registration Statement on Form S-8 on December 15, 2017, any such shares that we issue can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

Moreover, holders of an aggregate of approximately 38,557,350 shares of our common stock as of July 31, 2018 have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.  Upon registration, such shares would be able to be freely sold in the public market.

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

Under the phase-in provisions of the Nasdaq rules, a majority of the members of our board of directors must be independent within one year of the date of our initial public offering, and we must comply with the following independence requirements with respect to our audit committee and our compensation committee: (1) one independent member of each committee beginning at the time of our initial public offering, (2) a majority of independent members of each committee within 90 days following the date of our initial public offering and (3) all independent members of each committee within one year of the date of our initial public offering. As of July 31, 2018, three members of our board of directors had been determined to be independent, two members of our audit committee had been determined to be independent and two members of our compensation committee had been determined to be independent. During the phase-in periods, our stockholders will not have the same protections afforded to stockholders of companies that comply with Nasdaq’s independence requirements without reliance on the phase-in periods. We will be required to recruit new directors in order to comply with Nasdaq’s independence requirements, and the resultant changes in our board and committee membership may influence our future corporate strategy and operating philosophies and may result in deviations from our current strategy. Additionally, if, during the phase-in periods, we are unable to recruit a sufficient number of new directors who qualify as independent or otherwise comply with Nasdaq rules, we may be subject to delisting by Nasdaq.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On December 14, 2017, the Securities and Exchange Commission, or the SEC, declared our registration statement on Form S-1 (File No. 333-221658) for our initial public offering effective.  The net offering proceeds to us from the offering, after deducting underwriting discounts of $6.3 million and offering expenses payable by us totaling $4.1 million, were approximately $79.3 million. No offering discounts, commissions or expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 15, 2017 pursuant to Rule 424(b)(4).  As of June 30, 2018, we had not used any of the net offering proceeds and we have invested the proceeds into an investment portfolio with the primary objective of preserving principal and providing liquidity without significantly increasing risk.

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

CASA SYSTEMS, INC.

Date: August 14, 2018	By:	/s/ Jerry Guo
Jerry Guo
President, Chief Executive Officer and Chairman

Date: August 14, 2018	By:	/s/ Gary Hall
Gary Hall
Chief Financial Officer (Principal Financial and Accounting Officer)