Form 10-Q
period 2018-09-30
Casa Systems Inc
filed 2018-11-08
CIK 1333835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018, the registrant had 82,774,851 shares of common stock, $0.001 par value per share, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$308,350	$260,820
Accounts receivable, net of provision for doubtful accounts of $686 and $692 as of September 30, 2018 and December 31, 2017, respectively	79,750	122,634
Inventory	41,233	36,148
Prepaid expenses and other current assets	3,627	5,151
Prepaid income taxes	299	538
Total current assets	433,259	425,291
Property and equipment, net	29,641	29,363
Accounts receivable, net of current portion	3,062	4,710
Deferred tax assets	18,791	9,718
Other assets	3,091	615
Total assets	$487,844	$469,697
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,796	$15,833
Accrued expenses and other current liabilities	34,864	48,250
Accrued income taxes	172	118
Deferred revenue	30,085	34,224
Current portion of long-term debt, net of unamortized debt issuance costs	2,173	2,156
Total current liabilities	85,090	100,581
Accrued income taxes, net of current portion	9,120	8,810
Deferred revenue, net of current portion	14,094	14,691
Long-term debt, net of current portion and unamortized debt issuance costs	293,824	295,459
Total liabilities	402,128	419,541
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized as of September 30, 2018 and December 31, 2017; no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 500,000 shares authorized as of September 30, 2018 and December 31, 2017; 84,847 and 81,043 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	85	81
Additional paid-in capital	153,580	128,798
Accumulated other comprehensive income (loss)	(1,426)	194
Accumulated deficit	(66,523)	(78,917)
Total stockholders’ equity	85,716	50,156
Total liabilities and stockholders’ equity	$487,844	$469,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Product	$60,817	$84,196	$199,544	$205,155
Service	10,689	10,063	29,758	28,458
Total revenue	71,506	94,259	229,302	233,613
Cost of revenue:
Product	13,272	23,824	57,612	62,865
Service	1,303	1,442	3,403	3,637
Total cost of revenue	14,575	25,266	61,015	66,502
Gross profit	56,931	68,993	168,287	167,111
Operating expenses:
Research and development	16,403	15,217	53,629	43,912
Sales and marketing	10,234	8,747	31,123	26,983
General and administrative	7,671	4,866	21,401	14,387
Total operating expenses	34,308	28,830	106,153	85,282
Income from operations	22,623	40,163	62,134	81,829
Other income (expense):
Interest income	1,821	600	4,596	1,674
Interest expense	(5,032)	(4,483)	(14,579)	(12,937)
Gain (loss) on foreign currency, net	69	138	(445)	773
Other income, net	411	193	978	632
Total other income (expense), net	(2,731)	(3,552)	(9,450)	(9,858)
Income before provision for (benefit from) income taxes	19,892	36,611	52,684	71,971
Provision for (benefit from) income taxes	995	12,288	(5,406)	12,334
Net income	18,897	24,323	58,090	59,637
Other comprehensive (loss) income—foreign currency translation adjustment	(1,117)	560	(1,620)	1,279
Comprehensive income	$17,780	$24,883	$56,470	$60,916
Net income attributable to common stockholders:
Basic	$18,897	$10,390	$58,090	$7,689
Diluted	$18,897	$11,795	$58,090	$7,689
Net income per share attributable to common stockholders:
Basic	$0.22	$0.31	$0.69	$0.23
Diluted	$0.21	$0.27	$0.62	$0.18
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	86,167	33,701	83,701	33,657
Diluted	92,032	43,123	93,180	43,198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 1, 2018	81,043	$81	$128,798	$194	$(78,917)	$50,156
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	6,894	7	14,015	—	—	14,022
Foreign currency translation adjustment, net of tax of $0	—	—	—	(1,620)	—	(1,620)
Follow-on offering selling stockholders profit disgorgement, net of offering costs of $41	—	—	3,770	—	—	3,770
Stock repurchase program	(3,090)	(3)	—	—	(45,696)	(45,699)
Stock-based compensation	—	—	6,997	—	—	6,997
Net income	—	—	—	—	58,090	58,090
Balances at September 30, 2018	84,847	$85	$153,580	$(1,426)	$(66,523)	$85,716

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$58,090	$59,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,037	5,576
Stock-based compensation	6,542	5,893
Deferred income taxes	(9,130)	1,347
Decrease in provision for doubtful accounts	(6)	—
Excess and obsolete inventory valuation adjustment	(3,185)	673
Changes in operating assets and liabilities:
Accounts receivable	38,062	14
Inventory	(3,344)	13,074
Prepaid expenses and other assets	(849)	1,651
Prepaid income taxes	238	52
Accounts payable	4,309	(16,694)
Accrued expenses and other current liabilities	549	(2,331)
Accrued income taxes	383	(4,558)
Deferred revenue	(4,594)	(15,280)
Net cash provided by operating activities	94,102	49,054
Cash flows (used in) provided by investing activities:
Purchases of property and equipment	(6,224)	(4,703)
Proceeds from maturities of marketable securities	—	14,589
Net cash (used in) provided by investing activities	(6,224)	9,886
Cash flows used in financing activities:
Principal repayments of debt	(2,476)	(2,468)
Proceeds from exercise of stock options	14,035	204
Payments of dividends and equitable adjustments	(6,472)	(198,187)
Follow-on offering selling stockholders profit disgorgement	3,811	—
Repurchases of common stock	(45,699)	—
Payments of initial public offering costs	(1,148)	(1,511)
Employee taxes paid related to net share settlement of equity awards	(13)	(3,788)
Net cash used in financing activities	(37,962)	(205,750)
Effect of exchange rate changes on cash and cash equivalents	(1,374)	775
Net increase (decrease) in cash, cash equivalents and restricted cash	48,542	(146,035)
Cash, cash equivalents and restricted cash at beginning of period	260,820	329,554
Cash, cash equivalents and restricted cash at end of period (1)	$309,362	$183,519
Supplemental disclosures of cash flow information:
Cash paid for interest	$13,441	$12,197
Cash paid for income taxes	$4,252	$15,204
Supplemental disclosures of non-cash operating, investing and financing activities:
Purchases of property and equipment included in accounts payable	$963	$901
Prepaid expenses and other current assets included in accounts payable	$515	$—
Deferred public offering costs included in accounts payable and accrued expenses and other current liabilities	$—	$85
Unpaid equitable adjustments included in accrued expenses and other current liabilities	$4,189	$9,178
Release of customer incentives included in accounts receivable and accrued expenses and other current liabilities	$6,314	$13,930

(1)	See Note 2 of the accompanying notes for a reconciliation of the ending balance of cash, cash equivalents and restricted cash as shown in these condensed consolidated statements of cash flows.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(Unaudited)

1. Nature of Business and Basis of Presentation

Casa Systems, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on February 28, 2003. The Company is a global communications technology company headquartered in Andover, Massachusetts and has wholly owned subsidiaries in China, France, Canada, Ireland, Spain, Colombia and the Netherlands.

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

On April 30, 2018, the Company closed its follow-on offering in which certain stockholders sold 7,350 shares of the Company’s common stock at a price of $25.00 per share, before deducting underwriting discounts and commissions (the “follow-on offering”). The Company did not sell any common stock in the follow-on offering and did not receive any of the proceeds from the sale of the Company’s common stock by the selling stockholders. In connection with the sale of the Company’s common stock in the follow-on offering, certain of the selling stockholders disgorged $3,770 of profits recognized from the sale, after deducting $41 of offering costs, to the Company in accordance with Section 16(b) of the Securities Exchange Act of 1934, as amended, which was recorded as an increase in additional paid-in capital. The Company incurred $856 of transaction costs in connection with the follow-on offering, of which $815 was recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

The accompanying condensed consolidated balance sheet as of September 30, 2018, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017, the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 and the condensed consolidated statements of stockholders’ equity for the nine months ended September 30, 2018 are unaudited. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2018 and 2017 are also unaudited. The accompanying condensed consolidated balance sheet as of December 31, 2017 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2018 (the “Annual Report on Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K. There have been no material changes to the Company’s accounting policies from those disclosed in the Annual Report on Form 10-K that would have a material impact on the Company’s condensed consolidated financial statements.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments maturing within three months from the date of purchase. As of September 30, 2018 and December 31, 2017, the Company’s cash and cash equivalents consisted of investments in certificates of deposit, commercial paper and money market mutual funds.

Restricted cash, which was included in other assets as of September 30, 2018, consisted of a certificate of deposit of $1,000 pledged as collateral for a stand-by letter of credit required to support a contractual obligation. The Company did not have any restricted cash as of December 31, 2017.

The following table is a reconciliation of cash, cash equivalents and restricted cash included in the accompanying condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash included in the accompanying condensed consolidated statements of cash flows:

	September 30, 2018	September 30, 2017
Cash and cash equivalents	$308,350	$183,519
Restricted cash included in other assets	1,012	—
	$309,362	$183,519

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

Accounts receivable as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Current portion of accounts receivable, net:
Accounts receivable, net	$72,721	$106,114
Amounts due from related party (see Note 14)	4,707	13,367
Accounts receivable, extended payment arrangements	2,322	3,153
	79,750	122,634
Accounts receivable, net of current portion:
Accounts receivable, extended payment arrangements	3,062	4,710
	$82,812	$127,344

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

As of September 30, 2018 and December 31, 2017, the Company concluded that all amounts due under extended payment term arrangements were collectible and no reserve for credit losses was recorded. During the nine months ended September 30, 2018 and 2017, the Company did not provide a reserve for credit losses and did not write off any uncollectible receivables due under extended payment term arrangements.

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

Significant customers are those that represent 10% or more of revenue or accounts receivable and are set forth in the following tables:

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Customer A	35%	58%	29%	36%
Customer B	*	*	*	11%
Customer C	21%	*	16%	*
Customer D	11%	*	*	*
Customer E	10%	*	*	*

	Accounts Receivable, Net
	September 30,	December 31,
	2018	2017
Customer A	28%	44%
Customer B	*	10%
Customer C	32%	*
Customer D	*	17%
*	Less than 10% of total

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

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which will require lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures will also be required. This guidance is effective for public companies for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years. This guidance is effective for private companies, and emerging growth companies that choose to take advantage of the extended transition periods, for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842: Leases (“ASU 2018-10”), which affects narrow aspects of the guidance issued in the amendments in ASU 2016-02. ASU 2018-10 has the same effective dates and transition requirements as ASU 2016-02. Additionally, in July 2018, the FASB issued update ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”), which provided for an additional (and optional) transition method with which to adopt the new lease standard in ASU 2016-02. The additional method allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently assessing the potential impact that the adoption of ASU 2016-02, ASU 2018-10 and ASU 2018-11 will have on its condensed consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, regarding transfers between levels of financial instruments, amounts of unrealized gains and losses included in other comprehensive income for Level 3 fair value measurements and the information used to determine the fair value of Level 3 fair value measurements. The standard is effective for both public companies and emerging growth companies that chose to take advantage of the extended transition periods, for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact that the adoption of ASU 2018-13 will have on its condensed consolidated financial statements.

3. Inventory

Inventory as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Raw materials	$4,646	$5,135
Work in process	17	7
Finished goods:
Manufactured finished goods	40,660	36,321
Deferred inventory costs	1,375	3,344
	46,698	44,807
Valuation adjustment for excess and obsolete inventory	(5,465)	(8,659)
	$41,233	$36,148

4. Property and Equipment

Property and equipment as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Computers and purchased software	$15,138	$12,343
Leasehold improvements	1,322	1,268
Furniture and fixtures	1,915	1,752
Machinery and equipment	20,578	17,911
Land	3,091	3,091
Building	4,765	4,765
Building improvements	5,189	4,906
Trial systems at customers’ sites	7,507	7,458
	59,505	53,494
Less: Accumulated depreciation and amortization	(29,864)	(24,131)
	$29,641	$29,363

During the nine months ended September 30, 2018 and 2017, the Company transferred trial systems from inventory into property and equipment with values of $50 and $960, respectively, net of transfers of trial systems to cost of revenue. In addition, the Company transferred $279 and $1,666 of equipment from inventory into property and equipment during the nine months ended September 30, 2018 and 2017, respectively.

Total depreciation and amortization expense was $2,369 and $2,007 for the three months ended September 30, 2018 and 2017, respectively, and $7,037 and $5,576 for the nine months ended September 30, 2018 and 2017, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Accrued compensation and related taxes	$18,696	$22,465
Accrued warranty	777	1,246
Dividends and equitable adjustments payable (see Note 10)	4,189	10,661
Accrued customer incentives	4,749	8,437
Other accrued expenses	6,453	5,441
	$34,864	$48,250

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

A summary of changes in the amount reserved for warranty costs for the nine months ended September 30, 2018 and 2017 is as follows:

	Nine Months Ended September 30,
	2018	2017
Warranty reserve at beginning of period	$1,246	$1,256
Provisions	990	1,448
Charges	(1,459)	(1,403)
Warranty reserve at end of period	$777	$1,301

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

The following tables present information about the fair value of the Company’s financial assets and liabilities as of September 30, 2018 and December 31, 2017 and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$—	$20,160	$—	$20,160
Certificates of deposit—restricted cash	—	1,012	—	1,012
Commercial paper	—	51,377	—	51,377
Money market mutual funds	226,724	—	—	226,724
Foreign currency forward contracts	—	74	—	74
	$226,724	$72,623	$—	$299,347
Liabilities:
SARs	$—	$—	$1,699	$1,699
Foreign currency forward contracts	—	85	—	85
	$—	$85	$1,699	$1,784

	Fair Value Measurements as of December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$—	$18,905	$—	$18,905
Commercial paper	—	11,483	—	11,483
Money market mutual funds	224,555	—	—	224,555
	$224,555	$30,388	$—	$254,943
Liabilities:
SARs	$—	$—	$2,155	$2,155
Foreign currency forward contracts	—	150	—	150
	$—	$150	$2,155	$2,305

During the nine months ended September 30, 2018 and 2017, there were no transfers between Level 1, Level 2 and Level 3.

There were no changes to the valuation techniques used to measure asset and liability fair values on a recurring basis during the nine months ended September 30, 2018 from those included in the Company’s audited consolidated financial statements for the year ended December 31, 2017. The following table provides a summary of changes in the fair values of the Company’s SARs liability, for which fair value is determined by Level 3 inputs:

	Nine Months Ended September 30,
	2018	2017
Fair value at beginning of period	$2,155	$1,195
Change in fair value	(456)	(128)
Exercises	—	—
Fair value at end of period	$1,699	$1,067

7. Derivative Instruments

The Company has certain international customers that are billed in foreign currencies. To mitigate the volatility related to fluctuations in the foreign exchange rates for accounts receivable denominated in foreign currencies, the Company enters into foreign currency forward contracts. As of September 30, 2018, the Company had foreign currency forward contracts outstanding with notional amounts totaling 19,399 Euros maturing in the fourth quarter of 2018 and first and second quarters of 2019. As of December 31, 2017, the Company had foreign currency forward contracts outstanding with notional amounts totaling 5,924 Euros maturing in the first and second quarters of 2018.

The Company’s foreign currency forward contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes, and accordingly, all changes in the fair value of these derivative instruments are recorded as unrealized foreign currency transaction gains or losses and are included in the condensed consolidated statements of operations and comprehensive income as a component of other income (expense). The Company records all derivative instruments in the condensed consolidated balance sheet at their fair values. As of September 30, 2018, the Company recorded an asset of $74 and as of September 30, 2018 and December 31, 2017, the Company recorded a liability of $85 and $150, respectively, related to outstanding foreign currency forward contracts, which were included in prepaid expenses and other current assets and in accrued expenses and other current liabilities, respectively, in the condensed consolidated balance sheets.

8. Income Taxes

The Company’s effective income tax rate was 5.0% and 33.6% for the three months ended September 30, 2018 and 2017, respectively, and (10.3)% and 17.1% for the nine months ended September 30, 2018 and 2017, respectively. The effective income tax rate is based on the estimated annual effective tax rate, adjusted for discrete tax items recorded in the period. The provision for (benefit from) income taxes was $995 and $12,288 for the three months ended September 30, 2018 and 2017, respectively, and $(5,406) and $12,334 for the nine months ended September 30, 2018 and 2017, respectively.

The Company determines its estimated annual effective tax rate at the end of each interim period based on estimated pre-tax income and facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period with certain adjustments. The tax effects of significant unusual or extraordinary items are reflected as discrete adjustments in the periods in which they occur. The Company’s estimated annual effective tax rate can change based on the mix of jurisdictional pre-tax income and other factors.

The effective income tax rate for the three and nine months ended September 30, 2018 and 2017 differed from the federal statutory rate due to the foreign tax rate differential, permanent differences, research and development tax credits, excess tax benefit from stock-based transactions, state taxes and impacts of the legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). Permanent differences primarily included the nondeductible stock-based compensation expense.

The change in the provision for (benefit from) income taxes for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was primarily due to an increase in tax benefits from stock-based transactions.

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

9. Debt

The aggregate principal amount of debt outstanding as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
	2018	2017
Term loans	$294,750	$297,000
Mortgage loan	7,035	7,261
Total principal amount of debt outstanding	$301,785	$304,261

Current and non-current debt obligations reflected in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
	2018	2017
Current liabilities:
Term loans	$3,000	$3,000
Mortgage loan	311	303
Current portion of principal payment obligations	3,311	3,303
Unamortized debt issuance costs, current portion	(1,138)	(1,147)
Current portion of long-term debt, net of unamortized debt issuance costs	$2,173	$2,156
Non-current liabilities:
Term loans	$291,750	$294,000
Mortgage loan	6,724	6,958
Non-current portion of principal payment obligations	298,474	300,958
Unamortized debt issuance costs, non-current portion	(4,650)	(5,499)
Long-term debt, net of current portion and unamortized debt issuance costs	$293,824	$295,459

Term Loan and Revolving Credit Facilities

On December 20, 2016, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, various lenders and JPMorgan Chase Bank, N.A. and Barclays Bank PLC providing for (i) a term loan facility of $300,000 and (ii) a revolving credit facility of up to $25,000 in revolving credit loans and letters of credit.

As of September 30, 2018 and December 31, 2017, $294,750 and $297,000 in principal amount, respectively, was outstanding under the term loan facility (the “Term Loans”) and the Company did not have any outstanding borrowings under the revolving credit facility; however, as of December 31, 2017, the Company had used $1,000 under the revolving credit facility for a stand-by letter of credit that served as collateral for a stand-by letter of credit issued by Bank of America to one of the Company’s customers pursuant to a contractual performance guarantee. As of September 30, 2018, the stand-by letter of credit that served as collateral was terminated, and the Company did not use any amount under the revolving credit facility. In addition, the Company may, subject to certain conditions, including the consent of the administrative agent and the institutions providing such increases, increase the facilities by an unlimited amount so long as the Company is in compliance with specified leverage ratios, or otherwise by up to $70,000.

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

For Eurodollar rate loans, the Company may select interest periods of one, two, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. The Company has the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at its option, subject, in the case of Eurodollar rate loans, to prepayment penalties if the conversion is effected prior to the end of the applicable interest period. As of September 30, 2018, the interest rate on the Term Loans was 6.24% per annum, which was based on a one-month Eurodollar rate of 2.24% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. As of December 31, 2017, the interest rate on the Term Loans was 5.69% per annum, which was based on a three-month Eurodollar rate of 1.69% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans.

Upon entering into the term loan facility, the Company incurred debt issuance costs of $7,811, which were initially recorded as a reduction of the debt liability and are amortized to interest expense using the effective interest method from the issuance date of the Term Loan until the maturity date. Principal payments of $750 were made under the term loan facility during each of the three months ended September 30, 2018 and 2017, and $2,250 of principal payments were made during each of the nine months ended September 30, 2018 and 2017.  Interest expense, including the amortization of debt issuance costs, totaled $4,881 and $4,328 for the three months ended September 30, 2018 and 2017, respectively, and totaled $14,114 and $12,443 for the nine months ended September 30, 2018 and 2017, respectively.

The revolving credit facility also requires payment of quarterly commitment fees at a rate of 0.25% per annum on the difference between committed amounts and amounts actually borrowed under the facility and customary letter of credit fees. For each of the three months ended September 30, 2018 and 2017, interest expense related to the fee for the unused amount of the revolving credit facility totaled $16 and $15, respectively. Interest expense related to the fee for the unused amount of the revolving credit facility for each of the nine months ended September 30, 2018 and 2017 totaled $46 and $45, respectively.

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

The facilities are secured by, among other things, a first priority security interest, subject to permitted liens, in substantially all of the Company’s assets and all of the assets of certain of its subsidiaries and a pledge of certain of the stock of certain of its subsidiaries, in each case subject to specified exceptions. The facilities contain customary affirmative and negative covenants, including certain restrictions on the Company’s ability to pay dividends, and, with respect to the revolving credit facility, a financial covenant requiring the Company to maintain a specified total net leverage ratio in the event that on the last day of any fiscal quarter the Company has utilized more than 30% of its borrowing capacity under the facility. As of September 30, 2018 and December 31, 2017, the Company had not utilized more than 30% of its borrowing capacity under the revolving credit facility and compliance with the financial covenant was not applicable.

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

The Company made principal payments under the Mortgage Loan of $76 and $73 during the three months ended September 30, 2018 and 2017, respectively, and $226 and $218 during the nine months ended September 30, 2018 and 2017, respectively. Interest expense, including the amortization of debt issuance costs, totaled $66 and $68 for the three months ended September 30, 2018 and 2017, respectively, and $196 and $204 during the nine months ended September 30, 2018 and 2017, respectively.

The Mortgage Loan is secured by the land and building purchased in March 2015 and subjects the Company to various affirmative, negative and financial covenants, including maintenance of a minimum debt service ratio. The Company was in compliance with all covenants of the Mortgage Loan as of September 30, 2018 and December 31, 2017.

As of September 30, 2018, aggregate minimum future principal payments of the Company’s debt are summarized as follows:

Year Ending December 31,
2018	$827
2019	3,314
2020	9,644
2021	3,000
2022	3,000
Thereafter	282,000
$301,785

10. Stockholders’ Equity

Special Dividends to Holders of Common and Preferred Stock

November 2017 Special Dividend

On November 30, 2017, the board of directors declared a special dividend to the holders of common stock and preferred stock of record on that date, contingent upon the closing of the Company’s IPO. The cash dividend declared to stockholders was $0.5802 per share of common stock, $5.8020 per share of Series B convertible preferred stock (the “Series B Preferred Stock”) and $5.8020 per share of Series C convertible preferred stock (the “Series C Preferred Stock”). Related to this special dividend declared in November 2017, the Company paid $865 of dividends to the common and preferred stockholders during the nine months ended September 30, 2018, and as of December 31, 2017, dividend payments to be made totaled $865 and were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet. No dividend payments with respect to this special dividend were payable as of September 30, 2018.

In connection with this special dividend declared in November 2017, the board of directors also approved, contingent upon the payment of the November 2017 special dividend, cash payments to be made to holders of the Company’s stock options, SARs and RSUs as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of the stock options, SARs and RSUs are equal to $0.5802 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to such holders will be made as their equity awards vest through fiscal year 2021. During the nine months ended September 30, 2018, the Company paid $996 to the holders of such vested equity awards. As of September 30, 2018 and December 31, 2017, equitable adjustment payments to be made as equity awards vest through fiscal year 2021, net of estimated forfeitures, totaled $739 and $1,735, respectively, and were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

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

May 2017 Special Dividend

On May 10, 2017, the board of directors declared and the stockholders approved a special dividend to the holders of common stock and preferred stock of record on that date. The cash dividend declared to stockholders was $1.1774 per share of common stock, $11.7744 per share of Series B Preferred Stock and $11.7744 per share of Series C Preferred Stock. Related to this special dividend declared in May 2017, the Company paid $87,133 of dividends to the common and preferred stockholders during the nine months ended September 30, 2017. No dividend payments with respect to this special dividend were payable as of September 30, 2018 and December 31, 2017.

In connection with the special dividend declared in May 2017, the board of directors also approved cash payments to be made to holders of the Company’s stock options, SARs and RSUs as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of the stock options, SARs and RSUs are equal to $1.1774 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to such holders will be made as their equity awards vest through fiscal year 2021. During the nine months ended September 30, 2018 and 2017, the Company paid $1,303 and $10,136 to the holders of such vested equity awards. As of September 30, 2018 and December 31, 2017, equitable adjustment payments to be made as equity awards vest through fiscal year 2021, net of estimated forfeitures, totaled $989 and $2,292, respectively, and were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

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

December 2016 Special Dividend

On December 21, 2016, the board of directors declared, and on December 29, 2016, the stockholders approved, a special dividend to the holders of common stock and preferred stock of record on December 27, 2016. The cash dividend declared to stockholders was $2.3306 per share of common stock, $23.3058 per share of Series B Preferred Stock and $23.3058 per share of Series C Preferred Stock. Related to this special dividend declared in December 2016, the Company paid $77,153 of dividends to the common and preferred stockholders during the nine months ended September 30, 2017 and no dividend payments with respect to this special dividend were payable as of September 30, 2018 and December 31, 2017.

In connection with the special dividend declared in December 2016, the board of directors also approved cash payments to be made to holders of the Company’s stock options, SARs and RSUs as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of stock options, SARs and RSUs are equal to $2.3306 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to such holders will be made as their equity awards vest through fiscal year 2020. During the nine months ended September 30, 2018 and 2017, the Company paid $2,672 and $22,731 to the holders of such vested equity awards, respectively. As of September 30, 2018 and December 31, 2017, equitable adjustment payments to be made as equity awards vest through fiscal year 2020, net of estimated forfeitures, totaled $2,054 and $4,726, respectively, and were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

June 2016 Special Dividend

On June 17, 2016, the board of directors declared and the stockholders approved a special dividend to the holders of common stock and preferred stock of record on that date. The cash dividend declared to stockholders was $0.5891 per share of common stock, $5.8910 per share of Series B Preferred Stock, and $5.8910 per share of Series C Preferred Stock. Related to this special dividend declared in June 2016, the Company paid no dividends to the common and preferred stockholders during the nine months ended September 30, 2018 and 2017, and, as of September 30, 2018 and December 31, 2017, no dividend payments with respect to this special dividend were payable.

In connection with the special dividend declared in June 2016, the board of directors also approved cash payments to be made to holders of the Company’s stock options, SARs and RSUs as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of stock options, SARs and RSUs are equal to $0.5891 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to such holders will be made as their equity awards vest through fiscal year 2020. During the nine months ended September 30, 2018 and 2017, the Company paid $597 and $940, respectively, to the holders of such vested equity awards. As of September 30, 2018 and December 31, 2017, equitable adjustment payments to be made as equity awards vest through fiscal year 2020, net of estimated forfeitures, totaled $383 and $980 and were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

November 2014 Special Dividend

On November 30, 2014, the board of directors declared and the stockholders approved a special dividend to the holders of common stock and preferred stock of record on that date. The cash dividend declared to stockholders was $0.3835 per share of common stock, $3.8346 per share of Series B Preferred Stock and $3.8346 per share of Series C Preferred Stock. Related to this special dividend declared in November 2014, the Company paid no dividends to the common and preferred stockholders during the nine months ended September 30, 2018 and 2017, and, as of September 30, 2018 and December 31, 2017, no dividend payments with respect to this special dividend were payable.

In connection with the special dividend declared in November 2014, the board of directors also approved cash payments to be made to holders of the Company’s stock options and SARs as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of stock options and SARs are equal to $0.3835 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to the holders of stock options and SARs will be made as equity awards vest through fiscal year 2018. During the nine months ended September 30, 2018 and 2017, the Company paid $39 and $94, respectively, to the holders of stock options and SARs for vested equity awards. As of September 30, 2018 and December 31, 2017, equitable adjustment payments to be made as equity awards vest through fiscal year 2018, net of estimated forfeitures, totaled $24 and $63, respectively, and were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Stock Repurchase Program

On August 14, 2018, the Company announced a stock repurchase program authorizing it to repurchase up to $75,000 of the Company’s common stock. During the nine months ended September 30, 2018, the Company repurchased and retired 3,090 shares for $45,637, before commissions. As of September 30, 2018, $29,363 remained authorized for repurchases of the Company’s common stock under the stock repurchase program, and was used to repurchase and retire shares subsequent to September 30, 2018.

11. Stock-based Compensation

2017 Stock Incentive Plan

The Company’s 2017 Stock Incentive Plan (the “2017 Plan”) provides for the Company to sell or issue common stock or restricted common stock, or to grant qualified incentive stock options, nonqualified stock options, SARs, RSUs or other stock-based awards to the Company’s employees, officers, directors, advisers and outside consultants. The total number of shares authorized for issuance under the 2017 Plan was 10,129 shares as of September 30, 2018, of which 8,495 shares remained available for future grant.

Stock Options

The following table summarizes the outstanding stock option activity and a summary of information related to stock options as of and for the nine months ended September 30, 2018:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at January 1, 2018	15,579	$4.55	6.18	$205,717
Granted	666	21.88
Exercised	(6,394)	2.19
Forfeited	(143)	10.68
Outstanding at September 30, 2018	9,708	$7.21	6.57	$77,921
Options exercisable at September 30, 2018	6,618	$4.58	5.72	$67,279
Vested or expected to vest at September 30, 2018	9,534	$7.08	6.53	$77,521

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Risk-free interest rate	3.0%	2.0%–2.1%	2.7%–3.0%	2.0%–2.1%
Expected term (in years)	6.1–6.2	6.0–6.2	6.0–6.2	6.0–6.2
Expected volatility	30.6%–31.3%	33.9%–35.7%	30.6%–32.6%	33.9%–38.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2018 and 2017 was $8.00 and $4.73 per share, respectively. Cash proceeds received upon the exercise of options were $14,035 and $204 during the nine months ended September 30, 2018 and 2017, respectively. The intrinsic value of stock options exercised during the nine months ended September 30, 2018 and 2017 was $103,731 and $930, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Restricted Stock Units

A summary of RSU activity under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”) and the 2017 Plan for the nine months ended September 30, 2018 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2018	896	$7.09
Granted	378	18.49
Vested	(501)	5.64	$8,894
Forfeited	(34)	18.50
Unvested balance at September 30, 2018	739	$13.38

The Company withheld 310 shares of common stock in settlement of employee tax withholding obligations due upon the vesting of RSUs during the nine months ended September 30, 2017. During the nine months ended September 30, 2018, the Company withheld 1 share of common stock in settlement of employee tax withholding obligations due upon the vesting of RSUs.

Stock Appreciation Rights

In January 2017, the Company granted 110 stock appreciation rights (“SARs”) that allow the holder the right, upon exercise, to receive in cash the amount of the difference between the fair value of the Company’s common stock at the date of exercise and the price of the underlying common stock at the date of grant of each SAR. The price of the underlying common stock on the date of grant was $12.24 per share and the grant-date fair value was $4.52 per SAR. The SARs vest over a four-year period from the date of grant and expire ten years from the date of grant. As of September 30, 2018, 240 SARs were outstanding and 43 were unvested. As of September 30, 2018, there were 197 SARs exercisable and the weighted-average fair value was $9.11 per SAR. The fair value of the SAR liability as of September 30, 2018 and December 31, 2017 was $1,699 and $2,155, respectively, (see Note 6) and was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options, RSUs and SARs for the three and nine months ended September 30, 2018 and 2017 was classified in the condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$51	$66	$188	$202
Research and development expenses	415	557	1,417	1,535
Sales and marketing expenses	278	266	888	801
General and administrative expenses	1,474	1,190	4,049	3,355
	$2,218	$2,079	$6,542	$5,893

As of September 30, 2018, there was $20,291 of unrecognized compensation cost related to outstanding stock options, RSUs and SARs, which is expected to be recognized over a weighted-average period of 2.78 years.

12. Net Income per Share

Basic and diluted net income per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$18,897	$24,323	$58,090	$59,637
Cumulative dividends on convertible preferred stock	—	(1,483)	—	(4,401)
Dividends declared on convertible preferred stock	—	—	—	(47,547)
Undistributed earnings allocated to participating securities	—	(12,450)	—	—
Net income attributable to common stockholders, basic	18,897	10,390	58,090	7,689
Undistributed earnings reallocated to dilutive potential common shares	—	1,405	—	—
Net income attributable to common stockholders, basic and diluted	$18,897	$11,795	$58,090	$7,689
Denominator:
Weighted-average shares used to compute net income per share attributable to common stockholders, basic	86,167	33,701	83,701	33,657
Dilutive effect of stock options	5,632	8,940	9,226	9,100
Dilutive effect of restricted stock units	233	482	253	441
Weighted-average shares used to compute net income per share attributable to common stockholders, diluted	92,032	43,123	93,180	43,198
Net income per share attributable to common stockholders:
Basic	$0.22	$0.31	$0.69	$0.23
Diluted	$0.21	$0.27	$0.62	$0.18

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Convertible preferred stock (on an as-converted basis)	—	8,076	—	8,076
Options to purchase common stock	1,417	345	1,417	345
Unvested restricted stock units	157	—	157	—

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

The following table summarizes the Company’s revenue based on the customer’s location, as determined by the customer’s shipping address:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
North America:
United States	$29,023	$57,330	$87,170	$95,630
Canada	8,345	4,664	28,392	29,766
Total North America	37,368	61,994	115,562	125,396
Europe, Middle East and Africa:
Germany	15,212	3,485	38,417	12,505
Other	4,647	9,469	24,510	32,401
Total Europe, Middle East and Africa	19,859	12,954	62,927	44,906
Asia-Pacific
Japan	7,215	7,144	16,037	14,483
Other	2,622	5,284	11,561	17,405
Total Asia-Pacific	9,837	12,428	27,598	31,888
Latin America	4,442	6,883	23,215	31,423
Total revenue(1)	$71,506	$94,259	$229,302	$233,613

(1)	Other than the United States, Canada, Germany, and Japan, no individual countries represented 10% or more of the Company’s total revenue for any of the periods presented.

The Company’s property and equipment, net by location was as follows:

	September 30, 2018	December 31, 2017
United States	$24,653	$24,903
China	2,874	2,612
Other	2,114	1,848
Total property and equipment, net	$29,641	$29,363

14. Related Parties

Transactions Involving Liberty Global Ventures Holding B.V. and its Affiliates

Liberty Global Ventures Holding B.V. is a principal stockholder of the Company through its ownership of common stock. Affiliates of Liberty Global Ventures Holding B.V. (“Liberty Global Affiliates”) are customers of the Company. During the three months ended September 30, 2018 and 2017, the Company recognized revenue of $4,176 and $8,275, respectively, from transactions with Liberty Global Affiliates and amounts received in cash from Liberty Global Affiliates totaled $1,377 and $1,876, respectively. During the nine months ended September 30, 2018 and 2017, the Company recognized revenue of $21,896 and $24,981, respectively, from transactions with Liberty Global Affiliates and amounts received in cash from Liberty Global Affiliates totaled $29,084 and $32,600, respectively. As of September 30, 2018 and December 31, 2017, amounts due from Liberty Global Affiliates totaled $4,707 and $13,367, respectively.

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

In connection with special dividends declared by the Company’s board of directors in November 2014, June 2016, December 2016, May 2017 and November 2017 (see Note 10), the board of directors also approved cash payments to be made to holders of the Company’s stock options, SARs and RSUs in accordance with the provisions of the Company’s equity incentive plans. In connection with the special dividends declared in December 2016 and May 2017, the Company paid Mr. Styslinger $920 as equitable adjustments in the nine months ended September 30, 2017. The Company made no payments to Mr. Styslinger as equitable adjustments in the nine months ended September 30, 2018.

In addition, during the nine months ended September 30, 2018 and 2017, the Company recognized general and administrative expenses of $154 and $150, respectively, for Mr. Styslinger’s services as a non-employee director. As of September 30, 2018, $14 was due to Mr. Styslinger for his services as a non-employee director. No amount was due to Mr. Styslinger for his services as a non-employee director as of December 31, 2017.

Employment of Rongke Xie

Rongke Xie, who serves as Deputy General Manager of Guangzhou Casa Communication Technology LTD (“Casa China”), a subsidiary of the Company, is the sister of Lucy Xie, the Company’s Senior Vice President of Operations and a member of the Company’s board of directors. Casa China paid Rongke Xie $122 and $139 in total compensation in the nine months ended September 30, 2018 and 2017, respectively, for her services as an employee.

In addition, in June 2018, the Company granted to Rongke Xie 5 RSUs, which vest over four annual periods. The grant-date fair value of the award totaled $100, which will be recorded as stock-based compensation expense over the vesting period of the award. During the nine months ended September 30, 2018, the Company recognized general and administrative expenses of $6 related to this award.

15. Commitments and Contingencies

Operating Leases

The Company leases manufacturing, warehouse and office space in the United States, China, Spain and Ireland under non-cancelable operating leases that expire in 2021, 2019, 2023 and 2026, respectively. The Ireland lease provides the Company the right to terminate in 2021. Rent expense for the three months ended September 30, 2018 and 2017 was $261 and $247 respectively, and for the nine months ended September 30, 2018 and 2017 was $770 and $697, respectively. Rent expense is recorded on a straight-line basis, and, as a result, as of September 30, 2018 and December 31, 2017, the Company had a deferred rent liability of $204 and $258, respectively, which is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2018 were as follows:

Year Ending December 31,
2018	$222
2019	646
2020	640
2021	449
2022	65
Thereafter	5
$2,027

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

As of September 30, 2018 and December 31, 2017, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities were recorded in its condensed consolidated financial statements.

Litigation

From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges and litigation. As of September 30, 2018, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Results of Operations

The following tables set forth our consolidated results of operations in dollar amounts and as percentage of total revenue for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenue:
Product	$60,817	$84,196	$199,544	$205,155
Service	10,689	10,063	29,758	28,458
Total revenue	71,506	94,259	229,302	233,613
Cost of revenue(1):
Product	13,272	23,824	57,612	62,865
Service	1,303	1,442	3,403	3,637
Total cost of revenue	14,575	25,266	61,015	66,502
Gross profit	56,931	68,993	168,287	167,111
Operating expenses:
Research and development(1)	16,403	15,217	53,629	43,912
Sales and marketing(1)	10,234	8,747	31,123	26,983
General and administrative(1)	7,671	4,866	21,401	14,387
Total operating expenses	34,308	28,830	106,153	85,282
Income from operations	22,623	40,163	62,134	81,829
Other income (expense), net	(2,731)	(3,552)	(9,450)	(9,858)
Income before provision for (benefit from) income taxes	19,892	36,611	52,684	71,971
Provision for (benefit from) income taxes	995	12,288	(5,406)	12,334
Net income	$18,897	$24,323	$58,090	$59,637
(1)	Includes stock-based compensation expense related to stock options, stock appreciation rights and restricted stock units granted to employees and non-employee consultants as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$51	$66	$188	$202
Research and development expense	415	557	1,417	1,535
Sales and marketing expense	278	266	888	801
General and administrative expense	1,474	1,190	4,049	3,355
Total stock-based compensation expense	$2,218	$2,079	$6,542	$5,893

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(as a percentage of total revenue)
Revenue:
Product	85%	89%	87%	88%
Service	15	11	13	12
Total revenue	100	100	100	100
Cost of revenue:
Product	19	25	25	27
Service	2	2	1	2
Total cost of revenue	20	27	27	28
Gross profit	80	73	73	72
Operating expenses:
Research and development	23	16	23	19
Sales and marketing	14	9	14	12
General and administrative	11	5	9	6
Total operating expenses	48	31	46	37
Income from operations	32	43	27	35
Other income (expense), net	(4)	(4)	(4)	(4)
Income before provision for (benefit from) income taxes	28	39	23	31
Provision for (benefit from) income taxes	1	13	(2)	5
Net income	26%	26%	25%	26%

Percentages in the table above are based on actual values. As a result, some totals may not sum due to rounding.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

	Three Months Ended September 30,
	2018		2017		Change
	Amount	% of Total	Amount	% of Total	Amount	%
	(dollars in thousands)
Revenue:
Product	$60,817	85.1%	$84,196	89.3%	$(23,379)	(27.8)%
Service	10,689	14.9%	10,063	10.7%	626	6.2%
Total revenue	$71,506	100.0%	$94,259	100.0%	$(22,753)	(24.1)%
Revenue by geographic region:
North America	$37,368	52.2%	$61,994	65.8%	$(24,626)	(39.7)%
Latin America	4,442	6.2%	6,883	7.3%	(2,441)	(35.5)%
Europe, Middle East and Africa	19,859	27.8%	12,954	13.7%	6,905	53.3%
Asia-Pacific	9,837	13.8%	12,428	13.2%	(2,591)	(20.8)%
Total revenue	$71,506	100.0%	$94,259	100.0%	$(22,753)	(24.1)%

The decrease in product revenue was primarily due to a decrease in sales of our software-centric broadband products and software-enabled capacity expansions to existing customers in North America, Latin America and Asia-Pacific due to the timing of customer expenditures and network upgrades.

The increase in service revenue was primarily due to a $0.6 million increase in maintenance and support services revenue due to the timing of customers renewing their maintenance and support service contracts.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$13,272	$23,824	$(10,552)	(44.3)%
Service	1,303	1,442	(139)	(9.6)%
Total cost of revenue	$14,575	$25,266	$(10,691)	(42.3)%

The decrease in cost of product revenue was primarily due to a decrease in sales of our hardware-based broadband products for customer network upgrades.

The decrease in cost of service revenue was primarily due to a decrease in subcontracted professional services.

	Three Months Ended September 30,
	2018		2017		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin (bps)
	(dollars in thousands)
Gross profit:
Product	$47,545	78.2%	$60,372	71.7%	$(12,827)	650
Service	9,386	87.8%	8,621	85.7%	765	210
Total gross profit	$56,931	79.6%	$68,993	73.2%	$(12,062)	640

The increase in product gross margin was primarily due to the sale of hardware-based products with higher initial software-enabled capacity and to an increase in software-based capacity expansions as a percentage of total product revenue.

The increase in service gross margin was due to a decrease in subcontracted professional services.

Research and Development

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$16,403	$15,217	$1,186	7.8%
Percentage of revenue	22.9%	16.1%

The increase in research and development expense was primarily due to a $0.8 million increase in research and development materials and testing for new broadband products, a $0.3 million increase in depreciation expense for research and development related to assets purchased to support our development activities, and a $0.2 million increase in software fees used for research and development projects.

Sales and Marketing

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Sales and marketing	$10,234	$8,747	$1,487	17.0%
Percentage of revenue	14.3%	9.3%

The increase in sales and marketing expense was due to a $1.5 million increase in personnel-related costs due to an increase in headcount from 114 to 138.

General and Administrative

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$7,671	$4,866	$2,805	57.6%
Percentage of revenue	10.7%	5.2%

The increase in general and administrative expense was primarily due to a $0.9 million increase in personnel-related costs due to an increase in headcount to support the continued growth in our business, a $0.8 million increase in legal and accounting fees, $0.5 million of professional service fees to support the requirements of being a public company, and a $0.3 million increase in stock-based compensation expense.

Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Other income (expense), net	$(2,731)	$(3,552)	$821	(23.1)%
Percentage of revenue	(3.8)%	(3.8)%

The increase in other income (expense), net was primarily due to a $1.2 million increase in interest income due to an increase in interest rates on and an increase in our portfolio of cash equivalents, partially offset by a $0.5 million increase in interest expense due to an increase in the interest rate on our term loan facility and a $0.1 million increase in foreign currency losses due to an increase in the Euro to U.S. dollar exchange rate during the third quarter of 2018.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$995	$12,288	$(11,293)	(91.9)%
Effective tax rate	5.0%	33.6%

The decrease in the provision for income taxes and the decrease in our effective tax rate was primarily due to an increase in tax benefits from employee stock-based compensation transactions.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	Nine Months Ended September 30,
	2018		2017		Change
	Amount	% of Total	Amount	% of Total	Amount	%
	(dollars in thousands)
Revenue:
Product	$199,544	87.0%	$205,155	87.8%	$(5,611)	(2.7)%
Service	29,758	13.0%	28,458	12.2%	1,300	4.6%
Total revenue	$229,302	100.0%	$233,613	100.0%	$(4,311)	(1.8)%
Revenue by geographic region:
North America	$115,562	50.5%	$125,396	53.7%	$(9,834)	(7.8)%
Latin America	23,215	10.1%	31,423	13.5%	(8,208)	(26.1)%
Europe, Middle East and Africa	62,927	27.4%	44,906	19.2%	18,021	40.1%
Asia-Pacific	27,598	12.0%	31,888	13.6%	(4,290)	(13.5)%
Total revenue	$229,302	100.0%	$233,613	100.0%	$(4,311)	(1.8)%

The decrease in product revenue was primarily due to a decrease in sales of our products to existing customers in North America, Latin America and Asia-Pacific as a result of a decrease of deployments of our software-centric broadband products in their networks. These decreases were partially offset by an increase in the sale of our software-centric broadband products and software-based capacity expansions to our customers in Europe, Middle East and Africa.

The increase in service revenue was primarily due to a $0.8 million increase in maintenance and support services revenue due to an increase in our installed base of customers and from customers renewing their maintenance and support service contracts in addition to a $0.5 million increase in professional services revenue due to an increase in customer projects requiring our assistance.

Cost of Revenue and Gross Profit

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$57,612	$62,865	$(5,253)	(8.4)%
Service	3,403	3,637	(234)	(6.4)%
Total cost of revenue	$61,015	$66,502	$(5,487)	(8.3)%

The decrease in cost of product revenue was primarily due to a decrease in sales of our hardware-based broadband products for customer network upgrades.

	Nine Months Ended September 30,
	2018		2017		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin (bps)
	(dollars in thousands)
Gross profit:
Product	$141,932	71.1%	$142,290	69.4%	$(358)	170
Service	26,355	88.6%	24,821	87.2%	1,534	140
Total gross profit	$168,287	73.4%	$167,111	71.5%	$1,176	190

The increase in product gross margin was primarily due to an increase in higher-margin sales of our software-based capacity expansions.

Research and Development

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$53,629	$43,912	$9,717	22.1%
Percentage of revenue	23.4%	18.8%

The increase in research and development expense was primarily due to a $3.9 million increase in research and development materials and testing for new broadband products, a $3.6 million increase in personnel-related costs as a result of the increase in the headcount of our research and development personnel from 381 to 406 to support the development of our new wireless and software-centric broadband products and to enhance our existing software-centric broadband products, a $1.2 million increase in depreciation expense for research and development related to assets purchased to support our development activities, a $0.5 million increase in software fees used for research and development projects and a $0.3 million increase in facilities and infrastructure expenses related to the increase in research and development personnel.

Sales and Marketing

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Sales and marketing	$31,123	$26,983	$4,140	15.3%
Percentage of revenue	13.6%	11.6%

The increase in sales and marketing expense was primarily due to a $4.6 million increase in personnel-related costs due to an increase in headcount from 114 to 138, partially offset by a $0.4 million decrease in sales agent commissions due to the decrease in revenue in Asia-Pacific.

General and Administrative

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$21,401	$14,387	$7,014	48.8%
Percentage of revenue	9.3%	6.2%

The increase in general and administrative expense was primarily due to a $2.1 million increase in personnel-related costs due to an increase in headcount to support the continued growth in our business, $0.8 million of costs related to our follow-on offering, $1.4 million of professional service fees to support the requirements of being a public company, a $1.6 million increase in legal and accounting fees, a $0.7 million increase in stock-based compensation expense, and a $0.1 million increase in depreciation expense for general and administrative related assets.

Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Other income (expense), net	$(9,450)	$(9,858)	$408	(4.1)%
Percentage of revenue	(4.1)%	(4.2)%

The increase in other income (expense), net was primarily due to a $2.9 million increase in interest income due to an increase in interest rates on and an increase in our portfolio of cash equivalents, which was partially offset by a $1.6 million increase in interest expense due to an increase in the interest rate on our term loan facility and a $1.1 million increase in foreign currency losses due to a decrease in the Euro to U.S. dollar exchange rate during nine months ended September 30, 2018.

Provision for (Benefit from) Income Taxes

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$(5,406)	$12,334	$(17,740)	(143.8)%
Effective tax rate	(10.3)%	17.1%

The increase in the benefit from income taxes and the decrease in our effective tax rate was primarily due to an increase in the tax benefits from employee stock-based compensation transactions.

Liquidity and Capital Resources

Since our inception, we have primarily funded our operations through issuances of shares of our convertible preferred stock and cash flows from operations. In addition, in December 2016, we entered into a credit agreement that included a term loan facility under which we borrowed $300.0 million, and in December 2017, we closed our initial public offering, or IPO, of 6,900,000 shares and received net proceeds of $79.3 million, after deducting underwriting discounts, commissions and offering costs. The following tables set forth our cash and cash equivalents and working capital as of September 30, 2018 and December 31, 2017 and our cash flows for the nine months ended September 30, 2018 and 2017:

	September 30, 2018	December 31, 2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$308,350	$260,820
Working capital	348,169	324,710

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Consolidated Cash Flow Data:
Net cash provided by operating activities	$94,102	$49,054
Net cash (used in) provided by investing activities	(6,224)	9,886
Net cash used in financing activities	(37,962)	(205,750)

As of September 30, 2018, we had cash and cash equivalents of $308.4 million and net accounts receivable of $82.8 million. We maintain a $25.0 million revolving credit facility, which was unused as of September 30, 2018.

Of our total cash and cash equivalents of $308.4 million as of September 30, 2018, $78.3 million was held by our foreign subsidiaries. The TCJA established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. In December 2017, we recorded a provisional charge related to a one-time deemed repatriation of accumulated earnings of foreign subsidiaries and related withholding taxes. As a result, applicable U.S. corporate and foreign income taxes have been provided on substantially all of our accumulated earnings of foreign subsidiaries previously considered indefinitely reinvested.  Beginning in 2018, the TCJA also requires a minimum tax on certain future earnings generated by foreign subsidiaries while providing future tax-free repatriation of such earnings through a 100% dividends-received deduction. We are still evaluating whether to change our indefinite reinvestment assertion in light of the TCJA and consider that conclusion to be incomplete under guidance issued by the SEC. If we subsequently change our assertion during the measurement period, such changes will be accounted for through an adjustment to the provisional income tax charge during 2018, which is expected to be finalized no later than the fourth quarter of 2018.

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

From our inception through September 30, 2018, our board of directors has declared a special dividend on five separate occasions and has approved cash payments to the holders of our stock options, stock appreciation rights, or SARs, and restricted stock units, or RSUs, as equitable adjustments in connection with these special dividends. The dividend payments totaled $0.9 million, $206.4 million, $137.4 million and $0.3 million in the nine months ended September 30, 2018 and the years ended December 31, 2017, 2016 and 2015, respectively. The equitable adjustment payments totaled $6.5 million, $40.2 million, $4.9 million and $0.4 million in the nine months ended September 30, 2018 and the years ended December 31, 2017, 2016 and 2015, respectively. As of September 30, 2018, there were $4.2 million of equitable adjustment payments that had been approved by our board of directors that had not yet been paid to the holders of our stock options, SARs and RSUs. These equitable adjustment payments will be paid to the holders of the applicable equity awards as they vest through 2021. We do not anticipate declaring cash dividends in the foreseeable future. Any future determination to declare dividends will be subject to the discretion of our board of directors and applicable law, and will depend on various factors, including our results of operations, financial condition, prospects and any other factors deemed relevant by our board of directors.

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

During the nine months ended September 30, 2018, cash provided by operating activities was $94.1 million, primarily resulting from our net income of $58.1 million, net cash provided by changes in our operating assets and liabilities of $34.8 million and net non-cash gains of $1.3 million. The net cash provided by changes in our operating assets and liabilities during the nine months ended September 30, 2018 was primarily due to a $38.1 million decrease in accounts receivable due to the timing of billings and collections during the period; and a $4.3 million increase in accounts payable primarily attributable to the timing of vendor payments. These sources of cash were partially offset by a $3.3 million increase in inventory due to anticipated growth in our business; and a $4.6 million decrease in deferred revenue primarily due to recognition of $5.5 million of revenue from an existing customer in the Asia-Pacific region and the recognition of $1.2 million of revenue upon the expiration of trade-in rights for a customer in North America, partially offset by the deferral of $2.1 million of revenue for certain sales transactions with future obligations to deliver products and services to existing customers in North America and Latin America.

During the nine months ended September 30, 2017, cash provided by operating activities was $49.1 million, primarily resulting from our net income of $59.6 million, net non-cash charges of $13.5 million and net cash used by changes in our operating assets and liabilities of $24.1 million. The net cash used by changes in our operating assets and liabilities during the nine months ended September 30, 2017 was primarily due to a $16.7 million decrease in accounts payable primarily attributable to timing of our payments for purchases of inventory; a $15.3 million decrease in deferred revenue primarily due to recognition of $8.5 million of revenue upon the expiration of trade-in rights for an existing customer in North America and the recognition of $5.5 million of revenue upon the product acceptance of an existing customer in the Asia-Pacific region; a $4.6 million decrease in accrued income taxes due to the timing of tax payments; and a $2.3 million decrease in accrued expenses and other current liabilities. These uses of cash were partially offset by a $13.1 million decrease in inventory due to shipments of inventory to customers and a $1.7 million decrease in prepaid expenses and other current assets.

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

Net cash used in investing activities during the nine months ended September 30, 2018 was $6.2 million and consisted of purchases of property and equipment.

Net cash provided by investing activities during the nine months ended September 30, 2017 was $9.9 million and consisted of $14.6 million of proceeds from maturities of marketable securities, partially offset by $4.7 million for purchases of property and equipment.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2018 was $38.0 million and consisted of repurchases of common stock of $45.7 million, dividend and equitable adjustment payments of $6.5 million, debt principal repayments of $2.5 million and offering costs of $1.1 million, partially offset by proceeds from exercise of stock options of $14.0 million and follow-on offering selling stockholders profit disgorgement of $3.8 million.

Net cash used in financing activities during the nine months ended September 30, 2017 was $205.8 million and consisted of dividend and equitable adjustment payments of $198.2 million, employee taxes paid related to net share settlement of restricted stock units of $3.8 million, principal repayments of debt of $2.5 million and initial public offering costs of $1.5 million, all partially offset by proceeds from the exercise of stock options of $0.2 million.

Commercial Mortgage Loan

In July 2015, we entered into an $8.0 million commercial mortgage loan agreement. The annual interest rate on the loan is 3.5%, and the loan is repayable in 60 monthly installments of principal and interest based on a 20-year amortization schedule. The loan is secured by the land and building, which are our corporate offices, purchased in March 2015, and contains annual affirmative, negative and financial covenants, including maintenance of a minimum debt service ratio. We were in compliance with all the covenants of the mortgage loan as of September 30, 2018 and December 31, 2017. As of September 30, 2018 and December 31, 2017, the outstanding principal amount under the mortgage loan was $7.0 million and $7.3 million, respectively.

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

As of September 30, 2018 and December 31, 2017, we had borrowings of $294.8 million and $297.0 million, respectively, outstanding under the term loan facility and we did not have any outstanding borrowings under the revolving credit facility; however, as of December 31, 2017, we had used $1.0 million under the revolving credit facility for a stand-by letter of credit that served as collateral for a stand-by letter of credit issued by Bank of America to one of our customers pursuant to a contractual performance guarantee. As of September 30, 2018, the stand-by letter of credit that served as collateral was terminated, and we did not use any amount under the revolving credit facility. In addition, we may, subject to certain conditions, including the consent of the administrative agent and the institutions providing such increases, increase the facilities by an unlimited amount so long as we are in compliance with specified leverage ratios, or otherwise by up to $70.0 million.

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

For Eurodollar rate loans, we may select interest periods of one, two, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. We have the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at our option, subject, in the case of Eurodollar rate loans, to prepayment penalties if the conversion is effected prior to the end of the applicable interest period. As of September 30, 2018, the interest rate on the term loans was 6.24% per annum, which was based on a one-month Eurodollar rate at the applicable floor of 2.24% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. As of December 31, 2017, the interest rate on our borrowings under the term loan facility was 5.69% per annum, which was based on a three-month Eurodollar rate of 1.69% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans.

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

The facilities are secured by, among other things, a first priority security interest, subject to permitted liens, in substantially all of our assets and all of the assets of certain of our subsidiaries and a pledge of certain of the stock of certain of our subsidiaries, in each case subject to specified exceptions. The facilities contain customary affirmative and negative covenants, including certain restrictions on our ability to pay dividends, and, with respect to the revolving credit facility, a financial covenant requiring us to maintain a specified total net leverage ratio in the event that on the last day of any fiscal quarter we have utilized more than 30% of our borrowing capacity under the facility. We were in compliance with all of the applicable covenants of the facilities as of September 30, 2018 and December 31, 2017. As of September 30, 2018 and December 31, 2017, we had not utilized more than 30% of our borrowing capacity under the revolving credit facility and compliance with the financial covenant was not applicable.

In connection with entering into the facilities in December 2016, we terminated our revolving credit facility with Bank of America. We did not have any outstanding borrowings under the Bank of America revolving credit facility at the time of termination.

Stock Repurchase Program

On August 14, 2018, we announced a stock repurchase program under which we were authorized to repurchase up to $75.0 million of our common stock. During the nine months ended September 30, 2018, we repurchased and retired 3.1 million shares for $45.6 million, before commissions. As of September 30, 2018, $29.4 million remained authorized for repurchases of our common stock under the stock repurchase program. Following September 30, 2018, we repurchased and retired the remaining $29.4 million of shares authorized under the stock repurchase program. The stock repurchase program had no expiration date, did not require us to purchase a minimum number of shares, and was able to be suspended, modified or discontinued at any time without prior notice.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2018.

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Debt obligations—Term loans(1)	$392,980	$5,535	$43,995	$43,162	$300,288
Debt obligations—Commercial mortgage(2)	7,475	139	7,336	—	—
Operating leases(3)	2,027	222	1,286	514	5
Total	$402,482	$5,896	$52,617	$43,676	$300,293
(1)

Amounts in the table reflect the contractually required principal and interest payable pursuant to outstanding borrowings under our term loan facility. For purposes of this table, the interest due under the term loan facility was calculated using an assumed interest rate of 6.24% per annum, which was the interest rate in effect as of September 30, 2018.

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

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

Foreign Currency Exchange Risk

We have accounts receivables denominated in foreign currencies, and our operations outside of the United States incur their operating expenses in foreign currencies. To date, the majority of our product sales and inventory purchases have been denominated in U.S. dollars. For our subsidiary in Ireland, the U.S. dollar is the functional currency. For each of our other foreign subsidiaries, the functional currency is the local currency. During the nine months ended September 30, 2018 and 2017, we incurred foreign currency transaction (losses) gains of $(0.4) million and $0.8 million, respectively, primarily related to unrealized and realized foreign currency (losses) gains on accounts receivables denominated in foreign currencies. These foreign currency transaction (losses) gains were recorded as a component of other income (expense), net in our condensed consolidated statements of operations and comprehensive income. We believe that a 5% change in the exchange rate between the U.S. dollar and Euro would not materially impact our operating results or financial position. As of September 30, 2018, we had foreign currency forward contracts outstanding with notional amounts totaling 19.4 million Euros that mature in the fourth quarter of 2018 and first and second quarters of 2019, and we expect to continue to hedge certain significant transactions denominated in currencies other than the U.S. dollar in the future.

Interest Rate Sensitivity

Our cash and cash equivalents as of September 30, 2018 consisted of cash maintained in FDIC-insured operating accounts as well as investments in money market mutual funds, commercial paper and certificates of deposit. We also have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk for our cash equivalents is interest income sensitivity, which is primarily affected by changes in the general level of U.S. interest rates. However, we do not believe a sudden change in the interest rates for our cash equivalents would have a material impact on our financial condition, results of operations or cash flows.

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

As of September 30, 2018, we had borrowings of $294.8 million outstanding under the term loan facility, bearing interest at a rate of 6.24% per annum, which was based on a one-month Eurodollar rate of 2.24% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. Changes in interest rates could cause interest charges on our term loan facility to fluctuate. Based on the amount of borrowings outstanding as of September 30, 2018, an increase of 10%, or approximately 22 basis points, in the one-month Eurodollar rate as of September 30, 2018 would cause pre-tax decreases to our earnings and cash flows of approximately $0.7 million per year, assuming that such rate were to remain in effect for a year. A decrease of 10%, or approximately 22 basis points, in the one-month Eurodollar rate as of September 30, 2018 would cause pre-tax increases to our earnings and cash flows of approximately $0.7 million, assuming that such rate were to remain in effect for a year.

As of September 30, 2018, we were not exposed to interest rate risk under the revolving credit facility as a result of having no outstanding borrowings under the facility.

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

Historically, certain of our customers have accounted for a significant portion of our revenue. For example, sales to Charter Communications, which purchased Time Warner Cable in 2016, accounted for 29%, 36%, 37%, 23% and 14% of our revenue for the nine months ended September 30, 2018 and 2017 and the years ended December 31, 2017, 2016 and 2015, respectively; sales to Liberty Global Affiliates accounted for 11%, 11%, 10% and 17% of our revenue for the nine months ended September 30, 2017 and the years ended December 31, 2017, 2016 and 2015, respectively; sales to Vodafone Kabel Deutschland GmbH accounted for 16% of our revenue for the nine months ended September 30, 2018; and sales to Rogers accounted for 19% of our revenue for the year ended December 31, 2016. Based on their historical purchasing patterns, we expect that our large customers will continue to account for a substantial portion of our revenue in future periods. However, our customers generally make purchases from us on a purchase-order basis rather than pursuant to long-term contracts, and those that do enter long-term contracts typically have the right to terminate their contracts for convenience. As a result, we generally have no assurances that these large customers will continue to purchase our solutions. We may also see consolidation of our customer base, which could result in loss of customers. In addition, some of our large customers have used, and may in the future use, the sizes and relative importance of their orders to our business to require that we enter into agreements with more favorable terms than we would otherwise agree to and obtain price concessions. The loss of a significant customer, a significant delay or reduction in purchases by large customers or significant price concessions to one or more large customers, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Developing our products is expensive, and the investment in product development may involve a long payback cycle or may result in investments in technologies or standards that do not get adopted in the timeframe we anticipate, or at all. For the nine months ended September 30, 2018 and 2017 and the years ended December 31, 2017, 2016 and 2015, our research and development expenses were $53.6 million, or approximately 23.4% of our revenue, $43.9 million, or approximately 18.8% of our revenue, $60.7 million, or approximately 17.3% of our revenue, $49.2 million, or approximately 15.6% of our revenue, and $37.2 million, or approximately 13.6% of our revenue, respectively. We expect to continue to invest heavily in software development in order to expand the capabilities of our broadband and wireless infrastructure solutions, introduce new products and features and build upon our technology leadership, and we expect that our research and development expenses will continue to increase in absolute dollars and as a percentage of revenue from 2017 to 2018. Our investments in research and development may not generate positive returns in a timely fashion or at all.

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

We are subject to governmental export and import controls and similar restrictions that could impair our ability to compete in international markets or subject us to liability if we violate them.

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

Our revenue growth rate has varied over time, and our revenue performance in recent periods may not be indicative of our future performance. Our revenue grew 16.0% from the year ended December 31, 2015 to the year ended December 31, 2016, and grew 11.2% from the year ended December 31, 2016 to the year ended December 31, 2017. Our revenue then decreased 1.8% for the nine months ended September 30, 2017 to the nine months ended September 30, 2018, and we may not achieve revenue growth in future periods. You should not rely on our revenue for any prior quarterly or annual period as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected.

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

Our contract manufacturers typically fulfill our supply requirements on the basis of individual orders. We do not have long-term contracts with our third-party manufacturers that guarantee capacity, the continuation of particular pricing terms or the extension of credit limits. Accordingly, they are not obligated to continue to fulfill our supply requirements, which could result in supply shortages and increases in the prices for manufacturing services on short notice. We may not be able to develop alternate contract manufacturers in a timely manner, or at all. If we add or change contract manufacturers, or change any manufacturing plant locations within a contract manufacturer network, we would add additional complexity and risk to our supply chain management.

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

We have experienced rapid growth and increased demand for our products in recent years, which have placed a strain on our management, administrative, operational and financial infrastructure. For example, our revenue increased from $272.5 million for the year ended December 31, 2015 to $316.1 million for the year ended December 31, 2016 and to $351.6 million for the year ended December 31, 2017. To handle this growth and increase in demand, we have significantly expanded our headcount, from 481 as of December 31, 2015 to 604 as of December 31, 2016 to 680 as of December 31, 2017 and to 710 as

of September 30, 2018, and we expect to continue to increase our headcount. As we have grown, we have had to manage an increasingly larger and more complex array of internal systems and processes to scale with all aspects of our business, including our software development, contract manufacturing and purchasing, logistics and fulfillment and sales, maintenance and support. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and continue to hire, train and manage new employees as needed. To manage domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. We may not be able to successfully implement these or other improvements to our systems and processes in an efficient or timely manner, and we may discover deficiencies in their capabilities or effectiveness. Our failure to improve our systems and processes, or their failure to operate effectively and in the intended manner, may result in disruption of our current operations and customer relationships, our inability to manage the growth of our business and our inability to accurately forecast our revenue, expenses and earnings.

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

We depend on our direct sales force to increase sales with existing customers and to obtain new customers. As such, we have invested and will continue to invest substantially in our sales organization. In recent periods, we have been adding personnel to our sales function as we focus on growing our business, entering new markets and increasing our market share, and we expect to incur significant additional expenses in expanding our sales personnel in order to achieve revenue growth. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, retaining and integrating sufficient numbers of sales personnel to support our growth, particularly in international markets. In addition, we have significantly increased the number of personnel in our sales and marketing departments in recent periods, with headcount growing from 94 as of December 31, 2015 to 114 as of December 31, 2016, to 122 as of December 31, 2017 and to 138 as of September 30, 2018. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire, retain or integrate into our corporate culture sufficient numbers of qualified individuals in the markets where we do business or plan to do business. If we are unable to hire, integrate and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new customers or increasing sales to our existing customer base, our business, financial condition, results of operations and prospects could be materially adversely affected.

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

In order to protect our proprietary information, we rely in significant part on confidentiality arrangements with our employees, licensees, independent contractors, advisers and customers. These arrangements may not be effective to prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, if others independently discover our trade secrets, we would not be able to assert trade secret rights against such parties. Effective trade secret protection may not be available in every country in which our services are available or where we have employees or independent contractors. The loss or unavailability of trade secret protection could make it easier for third parties to compete with our products by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and employment laws in any jurisdiction in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, foreign investment, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. From time to time, we may receive inquiries from such governmental agencies or we may make voluntary disclosures regarding our compliance with applicable governmental regulations or requirements. Noncompliance with applicable government regulations or requirements could subject us to sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, results of operations and prospects could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could materially adversely affect our business, financial condition, results of operations and prospects.

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

As of October 31, 2018, our directors, executive officers and 10% stockholders beneficially owned, in the aggregate, approximately 63.1% of our outstanding common stock. As a result, these stockholders could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

In addition to our outstanding common stock, as of October 31, 2018, there were 9,694,370 shares subject to outstanding options, 737,921 shares subject to outstanding restricted stock unit awards, or RSUs, and an additional 8,500,982 shares reserved for future issuance under our equity incentive plans.  Because we registered all shares of common stock that may be issued under our equity incentive plans pursuant to a Registration Statement on Form S-8 on December 15, 2017, any such shares that we issue can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

Moreover, holders of an aggregate of approximately 38,557,350 shares of our common stock as of October 31, 2018 have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.  Upon registration, such shares would be able to be freely sold in the public market.

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

We are subject to new U.S. foreign investment regulations which may impose additional burdens on or may limit certain investors’ ability to purchase our common stock, potentially making our common stock less attractive to investors.

In October 2018, the U.S. Department of Treasury announced a pilot program to implement part of the Foreign Investment Risk Review Modernization Act, or FIRRMA, effective November 10, 2018.  The pilot program expands the jurisdiction of the Committee on Foreign Investment in the United States, or CFIUS, to include certain direct or indirect foreign investments in a defined category of U.S. companies, including companies involved in manufacturing communications equipment.  Among other things, FIRRMA empowers CFIUS to require certain foreign investors to make mandatory filings and permits CFIUS to charge filing fees related to such filings.  Such filings are subject to review by CFIUS.  Any such restrictions on the ability to purchase shares of our common stock that have the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

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

Under the phase-in provisions of the Nasdaq rules, a majority of the members of our board of directors must be independent within one year of the date of our initial public offering, and we must comply with the following independence requirements with respect to our audit committee and our compensation committee: (1) one independent member of each committee beginning at the time of our initial public offering, (2) a majority of independent members of each committee within 90 days following the date of our initial public offering and (3) all independent members of each committee within one year of the date of our initial public offering. As of October 31, 2018, three members of our board of directors had been determined to be independent, two members of our audit committee had been determined to be independent and two members of our compensation committee had been determined to be independent. During the phase-in periods, our stockholders will not have the same protections afforded to stockholders of companies that comply with Nasdaq’s independence requirements without reliance on the phase-in periods. We will be required to recruit new directors in order to comply with Nasdaq’s independence requirements, and the resultant changes in our board and committee membership may influence our future corporate strategy and operating philosophies and may result in deviations from our current strategy. Additionally, if, during the phase-in periods, we are unable to recruit a sufficient number of new directors who qualify as independent or otherwise comply with Nasdaq rules, we may be subject to delisting by Nasdaq.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On December 14, 2017, the Securities and Exchange Commission, or the SEC, declared our registration statement on Form S-1 (File No. 333-221658) for our initial public offering effective.  The net offering proceeds to us from the offering, after deducting underwriting discounts of $6.3 million and offering expenses payable by us totaling $4.1 million, were approximately $79.3 million. No offering discounts, commissions or expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 15, 2017 pursuant to Rule 424(b)(4).  As of September 30, 2018, we had not used any of the net offering proceeds and we have invested the proceeds into an investment portfolio with the primary objective of preserving principal and providing liquidity without significantly increasing risk.

Stock Repurchase Program

The following table sets forth information with respect to repurchases of shares of our common stock during the three-month period ended September 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)		(In thousands)	(In thousands)
July 1 - July 31, 2018	—	$—	—	$—
August 1 - August 31, 2018	1,037	$13.67	1,037	$60,820
September 1 - September 30, 2018	2,053	$15.32	2,053	$29,363
(1)

On August 14, 2018, we announced that our board of directors authorized the repurchase of up to $75.0 million of our common stock under a stock repurchase program.  We repurchased and retired $45.6 million of shares under the program during the three-month period ended September 30, 2018, and following September 30, 2018, we repurchased and retired the remaining $29.4 million of shares that were authorized under the program.  The stock repurchase program had no expiration date, did not require us to purchase a minimum number of shares, and was able to be suspended, modified or discontinued at any time without prior notice.

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

CASA SYSTEMS, INC.

Date: November 8, 2018	By:	/s/ Jerry Guo
Jerry Guo
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Shaun McCarthy
Shaun McCarthy
Interim Chief Financial Officer (Principal Financial and Accounting Officer)