Form 10-K
period 2018-12-31
Casa Systems Inc
filed 2019-02-28
CIK 1333835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Small reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Common Stock on The Nasdaq Global Select Market on June 29, 2018 was approximately $552.2 million.

The number of shares of Registrant’s Common Stock outstanding as of January 31, 2019 was 83,128,218.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2019 Annual Stockholders’ Meeting expected to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of December 31, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1. Business.

Overview

We offer converged solutions for next-generation centralized, distributed and virtualized architectures for cable broadband, fixed-line broadband and wireless networks. Our innovative products enable customers to cost-effectively and dynamically increase network speed, add bandwidth capacity and new services for consumers and enterprises, reduce network complexity and reduce operating and capital expenditures.

We focus our development efforts on innovation and being the first to market with new products at each generational shift in network technology. For example, we pioneered the use of a software-centric approach to leverage the programmability of field programmable gate arrays, or FPGAs, and general-purpose processors for use in the cable industry. In addition, we believe we were the first to provide each of the following to our customers: a solution enabling cable service providers to deliver Internet Protocol, or IP, voice, digital video and data over a single port; a solution enabling cable service providers to deliver multi-gigabit speeds to their subscribers; and a remote node solution to enable distributed broadband cable access at gigabit speeds. With our recently launched wireless products, including our Apex™ Strand and Small Cell Management System, our mobile edge computing (MEC) solution, and our Axyom™ Small Cell Core, we believe that we are ahead of the market in enabling mobile network service providers to deliver increased bandwidth and new services to their subscribers.

We have created a software-centric, multi-service portfolio based on our Axyom software which enables a broad range of core and access network functions for fixed and wireless networks. These networks share a common set of core and access network functions that enable network services such as subscriber management, session management, transport security and radio frequency, or RF, management. Our Axyom software architecture allows each of these network functions to be provided and controlled, integrated or combined together, in a building block-style fashion with the segments of software responsible for each other network function. This allows us to offer network architectures that can be efficiently and rapidly tailored to meet each customer’s specific requirements, both as they exist at the time of initial implementation and as they evolve over time. While we initially focused on providing solutions for cable service providers due to our founders’ experience in the cable industry, the commonalities between new fixed and wireless network architectures have allowed us to leverage our existing Axyom software and to expand our solutions into the wireless and fixed communications markets.

We offer a scalable solution that can meet the evolving bandwidth needs of our customers and their subscribers. Our first installation in a service provider’s network frequently involves deploying our broadband products in only a portion of the provider’s network and with only a fraction of the capacity of our products enabled at the time of initial installation. Over time, our customers have generally expanded the use of our solutions to other areas of their networks to increase network capacity. Capacity expansions are accomplished either by deploying additional systems, line cards, or the sale of additional channels through the use of software. Sales of software-based capacity expansions generate higher gross margins than hardware-based deployments.

Our solutions are commercially deployed in over 70 countries by more than 475 customers, including regional service providers as well as some of the world’s largest Tier 1 broadband service providers, serving millions of subscribers. Our principal customers include Charter/Time Warner Cable, Rogers, Sprint and Mediacom in North America; Televisa/IZZI Mexico, Megacable Mexico and Claro Colombia in Latin America; Liberty Global, Vodafone and DNA Oyj in Europe; and Jupiter Communications, Beijing Gehua CATV Networks and China Mobile in Asia-Pacific.

Our revenue for the years ended December 31, 2018, 2017 and 2016 was $297.1 million, $351.6 million and $316.1 million, respectively. Our net income for the years ended December 31, 2018, 2017 and 2016 was $73.0 million, $88.5 million and $88.7 million, respectively. As of December 31, 2018, 2017 and 2016, our total assets were $474.6 million, $469.7 million and $583.0 million, respectively.

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

•	backhaul requirements of wireless service providers; and
•	the rise of data consumption by enterprises with strict latency requirements on mission-critical and public safety-related applications.

According to the 2018 Cisco Systems Visual Networking Index report, global IP traffic per month is forecasted to grow from 122 exabytes in 2017 (1 exabyte = 1,000,000,000 GB) to 396 exabytes in 2022, representing a 26% compound annual growth rate in global IP traffic; global IP traffic per capita is expected to increase from 16GB in 2017 to 50GB in 2023; and the number of connected devices is forecast to be 3.6 times the global population by 2022.

Competition Fueled by Increasing Convergence of Service Offerings

Convergence is allowing consumers and enterprises to enjoy increased choice among broadband service providers.  So-called “triple-play” and “quadruple-play” service offerings are being provided by cable service providers such as Charter and Comcast and diversified telecommunications companies such as AT&T and Verizon. Mobile-only network operators such as Sprint and T-Mobile are offering higher bandwidth wireless connectivity and, as a result, cable and fixed communications service providers are experiencing increased “cord cutting” as subscribers opt for mobile only voice and broadband services. To respond to increased competition, broadband service providers across all access technologies are facing increasing pressure to maintain high bandwidth availability, while developing differentiated service offerings with higher levels of performance at lower cost to consumers and enterprises.

Increasing Network Complexity

Historically, broadband service providers have deployed separate systems within their fixed broadband networks for video and data services and have operated separate networks for fixed, Wi-Fi and mobile services. This traditional model requires service providers to maintain separate network infrastructure and personnel for each service. As network capacity and coverage have increased, and the diversity of service offerings has grown, the need for network infrastructure convergence with reduced operating and capital expenses is increasing.

Need to Control Operating and Capital Expenditures

Operating hardware-centric network infrastructure is costly, with material space, power and personnel requirements.  Moreover, hardware-centric networks can be expensive to update or replace. Frequent technology shifts and network upgrade requirements are increasing demand for more cost-efficient and agile network architectures.

Opportunity to Transform Broadband Networks

Given the challenges they face, broadband service providers are undertaking three key technology initiatives to help build next-generation networks.

Densification

Increasing demand for bandwidth and user expectations for ubiquitous and seamless connectivity require, among other things, the addition of more access points for users to connect to broadband networks, also known as network densification. Consequently, broadband service providers are shifting from centralized to more distributed architectures. Densification requires extending network connectivity and distributing access aggregation solutions closer to end users. For cable operators this entails deploying more access aggregation nodes and reducing the size of service groups per node. For wireless operators, this will lead to an emphasis on small, versus traditional macro, cells in new network deployments.

Network Convergence

Today service providers use separate networks to deliver both fixed (cable, fiber or copper) and mobile broadband to their subscribers. To meet the demands of next generation networks, service providers are focused on converging siloed fixed and mobile core networks into a single converged 5G Core. Our Axyom Software Platform is a single software framework that supports network convergence by implementing common micro-services across different virtual network functions, or VNFs.

Virtualization

Service providers are rethinking traditional network architectures and moving toward virtualized, disaggregated and automated network architectures. The introduction of network virtualization is a fundamental change in the way broadband service providers deliver critical network functions. Software-enabled architectures are decoupled from underlying server hardware for increased efficiency, upgradability, configuration flexibility, service agility and scalability not feasible with proprietary hardware-based solutions. Once the networks have been virtualized, a service-based architecture that supports scalable network slicing will be launched.

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

Flexibility to Add New and Expand Existing Services

Our platform provides us with the flexibility to adapt to changing industry standards and customer needs. We designed our Axyom software platform using what we refer to as Network Function Virtualization 2.0, or NFV 2.0, principles, which allow us to provide and control each needed network function through a distinct segment of software, which can be integrated or combined in a building block-style fashion with the segments of software responsible for each other network function. This allows us to offer network architectures that can be efficiently tailored to meet each customer’s specific requirements, both as they exist at the time of initial implementation and as they evolve over time. When possible, we also seek to implement new features and enhanced customization through the use of FPGAs, which can be reprogrammed in the field as service needs evolve. This software-centric approach enables our customers, in turn, to commercialize new features faster than they could with hardware-centric solutions. For example, our solutions enable broadband service providers to efficiently add new services and features, such as wholesale connectivity services for wireless service providers, enterprise-class connectivity services and interactive communication services, such as voice over Wi-Fi and video calling.

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

Ability to Densify Networks

Our products help broadband service providers deploy more capacity at the network edge, closer to where end users and devices are accessing the network, thereby increasing available bandwidth and reducing latency to improve quality of service. For example, our solutions allow cable service providers to take advantage of new technologies and standards such as distributed access architectures, including passive optical networking, or PON, architectures, allowing cable service providers to move fiber closer to the network edge. Additionally, our portfolio of indoor and outdoor small cells, Apex Strand solutions, and outdoor 5G metro-cells enables wireless operators to improve coverage and enhance throughput, while meeting the standards’ requirements for new 5G network architectures.

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

Our Competitive Strengths

The following competitive strengths have helped us become a market leader:

Highly Flexible, Software-Centric Architecture

We have designed our product portfolio from the ground-up to be software-centric and modular in nature. Our proprietary software is at the heart of our products.  Our software-centric architecture allows us to virtualize core network and access functions allowing these functions to be decoupled from underlying hardware, which is not feasible with hardware-centric approaches. As a result, our software-centric architecture allows for increased efficiencies, upgradability, configuration flexibility, service agility and scalability while increasing the potential service life of the underlying hardware. Our software allows us to leverage the programmability of FPGAs and general-purpose processors in our solutions.

Proven Engineering and Product Development Track Record

We have a proven history of anticipating network evolutions and developing solutions that enable next-generation networks. Our forward-looking design and investment approach, coupled with our proven product development track record, has enabled us to deliver fully featured next-generation solutions in advance of competitors. For example, we believe we:

•	were first to market (2005) with a software-centric cable solution leveraging the programmability of FPGAs and general-purpose processors;

•	were first to market (2008) with a commercially deployed, fully qualified DOCSIS 3.0 cable modem termination system, or CMTS;
•	were first to market (2012) with a commercially deployed converged cable access platform, or CCAP, delivering IP voice, digital video and data over a single port;
•	were first to market (2015) with commercially deployed DOCSIS 3.1-compliant solutions supporting speeds of up to 10 gigabits per second;
•	were first to market (2016) with a commercially deployable remote-PHY solution;
•	accelerated innovation (2017) with cloud-native design;
•	transformed fixed networks (2018) with a commercially deployable vBNG and Multiservice Router; and
•	unlocked small cell potential (2018) with Strand-mounted Pico cell to support MNO and MSO unique densification requirements.

Strong Management and Engineering Team with a Culture of Innovation

We pride ourselves on our culture of innovation, which is driven by our management team of experienced executives and engineers with deep industry expertise. As of December 31, 2018, approximately 86% of our employees were engineers or had other technical backgrounds. With our talented and passionate engineering-led organization, we aim to be an industry visionary and are committed to delivering products based on next-generation technology before our competitors do. By providing customers with direct access to our engineers for product feedback and assistance, we believe our engineering expertise contributes to an enhanced customer experience.

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

Diversified and Established Customer Base

Our solutions are commercially deployed in more than 70 countries by more than 475 customers, including regional service providers as well as some of the largest Tier 1 broadband service providers, serving millions of subscribers. According to S&P Global Intelligence, our market share by channels shipped in the CCAP and CMTS market has been: 27% in 2016; 22% in 2017; and 27% in the nine months ended September 30, 2018. Our wireless solutions have been purchased by several customers, including Tier 1 mobile operators such as Telefonica, Sprint and China Mobile.  In addition, our wireless solutions are currently in over 27 trials with 24 prospective customers.

Market Opportunity

We believe that the shift to software-centric ultra-broadband networks and fixed and wireless convergence presents us with a compelling market opportunity. Because fixed and wireless networks share a common set of core and access network functions, our platform is capable of addressing the needs of both fixed and wireless networks.

Our current CCAP solution addresses the service delivery needs of cable service providers. We believe there is an opportunity for us to take new market share as fixed and wireless networks continue to converge. Although we currently generate the majority of our revenue from the fixed broadband CCAP market, we expect to generate increased revenue in the future from sales of both wireless and PON solutions to new and existing customers. Our current wireless products consist of small cells, Wi-Fi and related gateways as well as evolved packet core products. Our small cells and related products enable wireless access, routing and traffic management functions to support the delivery of a number of services to end users. Our evolved packet core products enable subscriber and session management, security and data exchange between the core wireless network and wireless subscribers. Our PON solutions enable cable service providers to push fiber closer to the network edge while leveraging their existing network assets and existing industry-standard protocols.

According to S&P Global Market Intelligence, the CCAP market (including both centralized and distributed solutions) is projected to grow from $1.5 billion in 2017 to $1.8 billion in 2021 representing a 5% compound annual growth rate. This market currently accounts for the majority of our revenue.

In addition, we believe the global market for our small cell, evolved packet core, 5G Core and PON solutions will grow from $7.7 billion in 2017 to $19.4 billion 2021, including the following:

•	According to ABI Research, the evolved packet mobile core market is expected to grow from $2.4 billion in 2017 to $8.7 billion in 2021, representing a 38% compound annual growth rate.
•

According to S&P Global Market Intelligence, the high-growth segments of the broadband service provider PON market that we address are projected to grow from $0.9 billion in 2017 to $3.9 billion in 2021, representing a 44% compound annual growth rate.

Our small cell-related solutions have already been purchased by several customers, including Tier 1 mobile operators. Our small cell-related solutions, components of our evolved packet mobile core application, our vBNG solution and our PON solutions are currently in trials with numerous prospective customers.

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

Expand Our Customer Base

We intend to continue to invest in our sales and marketing organization to increase awareness of our products and services and expand our customer base. We believe our focus on hiring, training and retaining a knowledgeable and technical sales team helps us build better relationships with customers. We added approximately 20 customers in 2018.

Expand the Breadth of Solutions Sold to Customers

We intend to sell additional products and solutions to our growing installed base of broadband service providers, particularly as they increasingly offer converged services to their subscribers. We have invested in developing a virtualized platform that allows us to rapidly provide new applications and services to our customers.

Continue to Leverage Our Core Technology for the Cable Industry into Adjacent Wireless and Fixed Telco Markets

While we initially focused on providing solutions for cable service providers due to our founders’ experience in the cable industry, the commonalities between fixed and wireless network architectures have allowed us to expand our solutions into the wireless market as cable service providers have increasingly sought to add wireless capabilities to their service offerings. Our wireless solutions have been purchased by several customers, including Tier 1 mobile operators such as Sprint and China Mobile, and we are in negotiations with several broadband service providers for the purchase of our wireless solutions. In addition, our wireless solutions are currently in over 27 trials with 24 prospective customers.

Invest in Our Platform through Selective Acquisitions

We may selectively pursue acquisitions that enhance our existing platform capabilities and are consistent with our overall growth strategy. For example, on February 21, 2019, we announced that we had agreed to acquire NetComm Wireless Limited for cash consideration of approximately 161.0 million Australian dollars, or AUD ($115.3 million United States dollars, or USD, based on an exchange rate of USD $0.716 per AUD $1.00 on February 21, 2019) to diversify our revenues both geographically and by product channel.

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

Our Axyom software platform performs several critical network services:

•

Subscriber Management. Enables dynamic management of subscriber authentication, provisioning, policy enforcement and allocation of network resources based on specific end-user service requirements to enhance quality of service.

•	Session Management. Intelligently manages application layer data streams to enable service creation and delivery and enhance quality of service.
•

RF Management. Efficiently manages RF signal generation (modulation/demodulation) while reducing noise to increase available RF spectrum and maximize data throughput over the network link in both fixed and wireless applications.

•	Access Aggregation. Manages and combines high volume data streams, regardless of connection type, including fixed broadband, Wi-Fi, LTE and 5G.
•	Security. Enables end-to-end secure connectivity between users, devices and networks without sacrificing performance.

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

Centralized Deployment. Our C100G CCAP combines CMTS functionality that enables IP data transport from data centers to end-users over cable networks, including voice over IP and edge-quadrature amplitude modulation, or Edge-QAM, functionality to enable video delivery over cable networks in one integrated chassis. We believe our C100G CCAP solution was the industry’s first fully integrated CCAP and DOCSIS 3.1 solution. Our C100G CCAP is capable of supporting downstream speeds of 10 gigabits per second. Our C100G CCAP also features high downstream and upstream channel capacity, and low space and energy consumption requirements. Using our C100G CCAP, our customers whose networks are configured for DOCSIS 3.0 can adopt DOCSIS 3.1 through either a software upgrade or a simple line card addition, while continuing to service their end customers who use DOCSIS 3.0 modems. We are also able to increase capacity for our C100G CCAP through channel expansions, which are delivered via software-enabled increases in the bandwidth capacity, regardless of whether it is configured for DOCSIS 3.0 or 3.1. We believe that our software-centric approach will enable us to seamlessly provide our customers with future upgrades as standards evolve. In addition to our C100G CCAP, we also offer our C40G CCAP, that provides per rack unit performance comparable to that of our C100G CCAP, but in a smaller form factor.

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

•

Apex Small Cell Solution. Our portfolio of indoor and outdoor Apex small cell solutions consists of remotely deployable access points that provide cellular connectivity services at the network edge in conjunction with transport security functions to address coverage and capacity challenges. Additionally, our small cell portfolio includes our Apex Strand solution and our outdoor 5G metro-cell. These solutions allow broadband service providers to more cost-effectively densify their networks while simultaneously improving coverage and enhancing throughput.

In connection with all of our centralized and distributed deployment solutions, we offer a portfolio of PON solutions, enabling service providers to move fiber closer to the network edge and deliver a broader range of ultra-broadband services more efficiently and at higher speed. In particular, our portfolio of PON solutions includes end-to-end network elements, including optical line terminals and optical network units, and a DOCSIS Provisioning over Ethernet system for seamless integration of our PON solutions with existing DOCSIS network protocols.  In conjunction with our PON portfolio, we have commercially deployed its vBNG and Multiservice Router (MSR) to support functional disaggregation and edge deployments which help to transform fixed networks.

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

•

Evolved Packet Mobile Core. Enables subscriber management, session management and authentication, security and data exchange between the core network and subscribers. Moreover, we have designed and built a commercially deployable 5G converged core supporting fixed and mobile access.

Capacity Expansion Products

Our CCAP’s flexible design allows our customers to rapidly increase service capabilities and tailor our solution to meet their evolving service needs.

Our software platform permits additional capacity and features to be provisioned remotely, as compared to hardware-centric solutions, which require wholesale hardware replacements. As new standards and services evolve, and broadband networks become increasingly virtualized, we expect we will be able to deliver additional capabilities as software-only updates.

Our line card expansion options allow our customers to rapidly add new service interfaces and physical connection capacity without the need for chassis replacements. In addition, our expansion cards can cost-effectively enable support for our distributed access solutions utilizing the same C100G CCAP chassis.

Our Customers

Our solutions are commercially deployed by more than 475 customers, including some of the world’s largest Tier 1 broadband service providers:

•	in North America: Charter/Time Warner Cable, Rogers, Sprint and Mediacom;
•	in Latin America: Televisa/IZZI Mexico, Megacable Mexico and Claro Colombia;

•	in Europe: Liberty Global, Vodafone and DNA Oyj; and
•	in Asia-Pacific: Jupiter Communications, Beijing Gehua CATV Networks and China Mobile.

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

As of December 31, 2018, our research and development organization consisted of 430 employees worldwide, including both software and hardware engineers. Our research and development expense totaled $71.0 million, $60.7 million and $49.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. We plan to continue to devote substantial resources to our research and development activities.

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

A portion of our customer shipments in any fiscal period relate to orders received in prior fiscal periods. As of December 31, 2018 and 2017, we had backlog of $28.6 million and $40.0 million, respectively. The decrease in backlog over that period was due principally to the timing of shipments of our wireless and software-centric broadband products, delivery of software-based capacity expansions and the timing of maintenance and support contract renewals. Of the amount of backlog as of December 31, 2018, we expect that approximately $28.6 million will be shipped within the following twelve months. However, because our customers utilize purchase orders containing non-binding purchase commitments and customers may cancel, change or reschedule orders without penalty at any time prior to shipment, we have no assurance that we will be able to convert our backlog into shipped orders.

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

Employees

As of December 31, 2018, we employed 743 full-time employees, of which 394 were located in the United States and 349 were located outside the United States. Our workforce as of December 31, 2018, consisted of 430 employees in engineering and research and development, 142 employees in sales and marketing, 70 employees in general and administrative, 68 employees in manufacturing and 33 employees in services and support. None of our employees are represented by unions. We consider our relationship with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.

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

Historically, certain of our customers have accounted for a significant portion of our revenue. For example, sales to Charter Communications, which purchased Time Warner Cable in 2016, accounted for 27%, 37%, and 23% of our revenue for the years ended December 31, 2018, 2017 and 2016, respectively; sales to Liberty Global Affiliates accounted for 11%, 11%, and 10% of our revenue for the years ended December 31, 2018, 2017 and 2016, respectively; sales to Vodafone Kabel Deutschland GmbH accounted for 14% of our revenue for the year ended December 31, 2018; and sales to Rogers accounted for 12% and 19% of our revenue for the years ended December 31, 2018 and 2016. Based on their historical purchasing patterns, we expect that our large customers will continue to account for a substantial portion of our revenue in future periods. However, our customers generally make purchases from us on a purchase-order basis rather than pursuant to long-term contracts, and those that do enter long-term contracts typically have the right to terminate their contracts for convenience. As a result, we generally have no assurances that these large customers will continue to purchase our solutions.

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

Developing our products is expensive, and the investment in product development may involve a long payback cycle or may result in investments in technologies or standards that do not get adopted in the timeframe we anticipate, or at all. For the years ended December 31, 2018, 2017 and 2016, our research and development expenses were $71.0 million, or approximately 23.9% of our revenue, $60.7 million, or approximately 17.3% of our revenue, and $49.2 million, or approximately 15.6% of our revenue, respectively. We expect to continue to invest heavily in software development in order to expand the capabilities of our broadband and wireless infrastructure solutions, introduce new products and features and build upon our technology leadership, and we expect that our research and development expenses will continue to increase in absolute dollars and as a percentage of revenue from 2018 to 2019. Our investments in research and development may not generate positive returns in a timely fashion or at all.

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

We have extensive international operations and generate a significant amount of revenue from sales to customers in Asia-Pacific, Europe and Latin America. Our ability to grow our business and our future success will depend to a significant extent on our ability to continue to expand our operations and customer base worldwide.

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

Our products may be subject to various export controls and because we incorporate encryption technology into certain of our products, certain of our products may be exported from various countries only with the required export license or through an export license exception. Furthermore, certain export control and economic sanctions laws prohibit the shipment of certain products, technology, software and services to embargoed countries and sanctioned governments, entities, and persons. If we fail to comply with the applicable export control laws, customs regulations, economic sanctions or other applicable laws, we could be subject to monetary damages or the imposition of restrictions which could materially adversely affect our business, financial condition, results of operations and prospects and could also harm our reputation. Further, there could be criminal penalties for knowing or willful violations, including incarceration for culpable employees and managers. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. We previously disclosed that we may have inadvertently violated certain technical provisions of the U.S. export control laws and regulations by failing to inform customers of their export control obligations and failing to make certain submissions to the Commerce Department’s Bureau of Industry and Security, or BIS, in a timely and complete manner. However, we believe that the exports of our products were all to destinations and end users that would not have required licensing under the U.S. export control and sanctions laws. We voluntarily disclosed the potential technical violations to BIS, and, on March 27, 2018, we were notified by BIS that it would not be imposing a penalty regarding this matter.

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

Our revenue growth rate has varied over time, and our revenue performance in recent periods may not be indicative of our future performance. Our revenue grew 16.0% from the year ended December 31, 2015 to the year ended December 31, 2016 and grew 11.2% from the year ended December 31, 2016 to the year ended December 31, 2017. Our revenue then decreased 15.5% from the year ended December 31, 2017 to the year ended December 31, 2018 and we may not achieve revenue growth in future periods. You should not rely on our revenue for any prior quarterly or annual period as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected.

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

We have experienced rapid growth and increased demand for our products in recent years, which have placed a strain on our management, administrative, operational and financial infrastructure. To handle this growth and increase in demand, we have significantly expanded our headcount, from 604 as of December 31, 2016 to 680 as of December 31, 2017 and to 743 as of December 31, 2018, and we expect to continue to increase our headcount. As we have grown, we have had to manage an increasingly larger and more complex array of internal systems and processes to scale with all aspects of our business, including our software development, contract manufacturing and purchasing, logistics and fulfillment and sales, maintenance and support. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and continue to hire, train and manage new employees as needed. To manage domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. We may not be able to successfully implement these or other improvements to our systems and processes in an efficient or timely manner, and we may discover deficiencies in their capabilities or effectiveness. Our failure to improve our systems and processes, or their failure to operate effectively and in the intended manner, may result in disruption of our current operations and customer relationships, our inability to manage the growth of our business and our inability to accurately forecast our revenue, expenses and earnings.

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

We depend on our direct sales force to increase sales with existing customers and to obtain new customers. As such, we have invested and will continue to invest substantially in our sales organization. In recent periods, we have been adding personnel to our sales function as we focus on growing our business, entering new markets and increasing our market share, and we expect to incur significant additional expenses in expanding our sales personnel in order to achieve revenue growth. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, retaining and integrating sufficient numbers of sales personnel to support our growth, particularly in international markets. In addition, we have significantly increased the number of personnel in our sales and marketing departments in recent periods, with headcount growing from 114 as of December 31, 2016, to 122 as of December 31, 2017 and to 142 as of December 31, 2018. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire, retain or integrate into our corporate culture sufficient numbers of qualified individuals in the markets where we do business or plan to do business. If we are unable to hire, integrate and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new customers or increasing sales to our existing customer base, our business, financial condition, results of operations and prospects could be materially adversely affected.

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

We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Certain persons and entities may attempt to penetrate our network and systems, or of the systems hosting our website, and may otherwise seek to misappropriate our proprietary or confidential information or cause interruptions of our service. Because the techniques used by such persons and entities to access or sabotage networks and systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. We have also outsourced a number of our business functions to third parties, including our manufacturers and logistics providers, and our business operations also depend, in part, on the success of these third parties’ own cybersecurity measures. Additionally, we depend upon our employees and independent contractors to appropriately handle confidential data and deploy our IT resources in a safe and secure fashion that does not expose our network systems to security breaches and the loss of data. Accordingly, if any of our cybersecurity systems, processes or policies, or those of any of our manufacturers, logistics providers, customers or independent contractors, fail to protect against unauthorized access, sophisticated hacking or terrorism and the mishandling, misuse, or misappropriation of data by employees, contractors or other persons or entities, our ability to conduct our business effectively could be damaged in a number of ways, including:

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

As part of our growth strategy, we may make investments in or acquire complementary companies, products or technologies. For example, on February 21, 2019, we announced that we had agreed to acquire NetComm Wireless Limited for cash consideration of approximately AUD $161.0 million (USD $115.3 million, based on an exchange rate of USD $0.716 per AUD $1.00 on February 21, 2019) to diversify our revenues both geographically and by product channel. We do not have significant experience in making investments in other companies nor have we made a significant number of acquisitions to date, and as a result, our ability as an organization to evaluate and/or complete investments or acquire and integrate other companies, products or technologies in a successful manner is unproven. We may not be able to find suitable future investment or acquisition candidates, and we may not be able to complete such investments or acquisitions on favorable terms, if at all. Our pending acquisition of NetComm Wireless Limited, once completed, may not achieve its objectives or strengthen our competitive position. If we complete additional investments or acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any investments or acquisitions we complete could be viewed negatively by our customers, investors and securities analysts.

In addition, current and future investments and acquisitions may result in unforeseen operating difficulties and expenditures. For example, if we are unsuccessful at integrating any acquisitions or retaining key talent from those acquisitions, or the technologies associated with such acquisitions, into our company, the business, financial condition, results of operations and prospects of the combined company could be materially adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel or accurately forecast the financial effects of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such investment or acquisition, each of which could adversely affect our financial condition or the market price of our common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. Moreover, if the investment or acquisition becomes impaired, we may be required to take an impairment charge, which could adversely affect our financial condition or the market price of our common stock.

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

On December 22, 2017, the President signed into law new U.S. federal income tax legislation that contains significant changes to corporate taxation, including the transition of U.S. international taxation to a modified territorial system and the imposition of a one-time transition tax on a deemed repatriation of certain foreign earnings and profits. While we have recorded the impacts of U.S. tax reform based on our interpretation of the provisions as enacted, it is expected the U.S. Department of Treasury, the IRS and state tax authorities will issue additional interpretative guidance in the future that could result in changes to previously finalized provisions. The overall impact of this new legislation is uncertain, and our business and financial condition could be adversely affected. In addition, further changes in the tax laws of foreign jurisdictions could arise, including as a result of the base erosion and profit shifting project undertaken by the Organisation for Economic Co-operation and Development, or the OECD. The OECD, which represents a coalition of member countries, has issued recommendations that, in some cases, make substantial changes to numerous long-standing tax positions and principles; many of these changes have been adopted or are under active consideration by OECD members and/or other countries.

Recent changes to the U.S. tax laws impact the tax treatment of foreign earnings by, among other things, creating limits on the ability of taxpayers to claim and utilize foreign tax credits, imposing minimum effective rates of current tax on certain classes of foreign income, and imposing additional taxes in connection with specified payments to related foreign recipients. While some of the changes made in the 2017 U.S. tax reform may be adverse on a going forward basis, the Company intends to work with its tax advisors to determine the full impact of tax reform and to utilize the potential benefits that may be applicable to the Company.  Due to our existing, and anticipated expansion of, our international business activities, any additional guidance such as U.S Treasury regulations and administrative interpretations may increase our worldwide effective tax rate and adversely affect our financial condition and operating results.

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

The elimination of LIBOR could adversely affect our business, results of operations or financial condition.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced plans to phase out the use of LIBOR by the end of 2021. Although the impact is uncertain at this time, the elimination of LIBOR could have an adverse impact on our business, results of operations, or financial condition.  We may incur significant expenses to amend our LIBOR-indexed loans, derivatives, and other applicable financial or contractual obligations, including our credit facilities, to a new reference rate, which may differ significantly from LIBOR.  Accordingly, the use of an alternative rate could result in increased costs, including increased interest expense on our credit facilities, and increased borrowing and hedging costs in the future. Additionally, the elimination of LIBOR may adversely impact the value of and the expected return on our existing derivatives. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and we are unable to predict the effect of any such alternatives on our business, results of operations or financial condition.

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

As of January 31, 2019, our directors, executive officers and 10% stockholders beneficially owned, in the aggregate, approximately 64.5% of our outstanding common stock. As a result, these stockholders could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

In addition to our outstanding common stock, as of January 31, 2019, there were 9,545,780 shares subject to outstanding options, 525,511 shares subject to outstanding restricted stock unit awards, or RSUs, and an additional 11,765,262 shares reserved for future issuance under our equity incentive plans. Because we have registered most shares of common stock that may be issued under our equity incentive plans pursuant to a Registration Statement on Form S-8, any such registered shares that we issue can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

Moreover, holders of an aggregate of approximately 37,129,787 shares of our common stock as of January 31, 2019, have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Upon registration, such shares would be able to be freely sold in the public market.

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

Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Our restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the Securities Act. On December 19, 2018, the Delaware Court of Chancery, in Sciabacucchi v. Salzberg, et al., C.A. No. 2017-0931-JTL (Del. Ch. Dec. 19, 2018), held that such federal forum selection provisions are invalid under Delaware law. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provisions contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, results of operations and prospects.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, companies that have not filed a pending registration statement under the Securities Act, had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard, provided that we continue to be an emerging growth company. This may make comparison of our financial statements with the financial statements of another public company that is not an emerging growth company, or an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

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

We estimate that we will incur approximately $2.0 to $3.0 million of annual costs associated with being a publicly traded company, which we expect will be included in general and administrative expenses. However, it is possible that our actual costs of being a publicly traded company will be higher than we currently estimate. In estimating these costs, we took into account expenses related to insurance, legal, accounting and compliance activities.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Facilities

Our corporate headquarters is located in Andover, Massachusetts and consists of approximately 122,000 square feet of space. We own the property constituting our corporate headquarters, subject to an $8.0 million mortgage loan. The annual interest rate on the loan is 3.5%, and the loan is repayable in 60 monthly installments of principal and interest based on a 20-year amortization schedule. The remaining amount of unpaid principal under the loan is due on the maturity date of July 1, 2020. The loan terms include annual affirmative, negative and financial covenants, including a requirement that we maintain a minimum debt service ratio. We were in compliance with all annual covenants of the mortgage loan as of December 31, 2018. As of December 31, 2018, outstanding borrowings under the mortgage loan were $7.0 million.

We lease additional facilities in Lawrence and Methuen, Massachusetts and Limerick, Ireland that we use for manufacturing, testing, logistics, and customer support. We also lease a facility in Guangzhou, China that we use for manufacturing, testing, logistics, research and development and technical support and a facility in Valencia, Spain that we use primarily for research and development.

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

Holders of Record

As of January 31, 2019, there were 21 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are not able to estimate the number of stockholders represented by these record holders.

Performance Graph

This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the U.S. Securities and Exchange Commission, or the SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total return to stockholders for our common shares for the period from December 15, 2017 (the date our common stock began trading on the Nasdaq Global Select Market) through December 31, 2018 with the Nasdaq Composite Index. The comparison assumes an investment of $100 is made on December 15, 2017 in our common shares and in each of the indices and in the case of the indices it also assumes reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

Recent Sales of Unregistered Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table sets forth information with respect to repurchases of shares of our common stock during the three-month period ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(In thousands)		(In thousands)	(In thousands)
October 1 - October 31, 2018	2,082	$14.11	2,082	$—
November 1 - November 30, 2018	—	—	—	—
December 1 - December 31, 2018	—	—	—	—
(1)

On August 14, 2018, we announced that our board of directors authorized the repurchase of up to $75.0 million of our common stock under a stock repurchase program.  We repurchased and retired the remaining $29.4 million of shares authorized under the stock repurchase program during the three-month period ended December 31, 2018. The stock repurchase program had no expiration date, did not require us to purchase a minimum number of shares, and was able to be suspended, modified or discontinued at any time without prior notice.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is expected to be incorporated by reference to our proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Use of Proceeds

On December 19, 2017, we closed our initial public offering of common stock under a registration statement on Form S-1 (File No. 333-221658) that was declared effective by the SEC on December 14, 2017.  The net offering proceeds to us from the offering, after deducting underwriting discounts of $6.3 million and offering expenses payable by us totaling $4.1 million, were approximately $79.3 million. No offering discounts, commissions or expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 15, 2017 pursuant to Rule 424(b)(4) promulgated under the Securities Act.  As of December 31, 2018, we had not used any of the net offering proceeds and we have invested the proceeds into an investment portfolio with the primary objective of preserving principal and providing liquidity without significantly increasing risk.

Item 6. Selected Financial Data.

The selected consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 are derived from our audited financial statements appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The selected consolidated statements of operations data for the year ended December 31, 2015 and 2014, and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Product	$256,989	$311,896	$279,223	$247,588	$194,358
Service	40,138	39,679	36,905	24,862	16,920
Total revenue	297,127	351,575	316,128	272,450	211,278
Cost of revenue(1):
Product	74,350	88,538	89,340	74,349	59,088
Service	4,811	4,973	8,477	5,265	5,917
Total cost of revenue	79,161	93,511	97,817	79,614	65,005
Gross profit	217,966	258,064	218,311	192,836	146,273
Operating expenses:
Research and development(1)	70,974	60,677	49,210	37,155	25,481
Sales and marketing(1)	41,186	39,602	36,114	36,157	21,409
General and administrative(1)	26,840	21,563	18,215	16,453	10,346
Total operating expenses	139,000	121,842	103,539	89,765	57,236
Income from operations	78,966	136,222	114,772	103,071	89,037
Other income (expense), net	(13,028)	(13,404)	921	(1,408)	(2,942)
Income before provision for (benefit from) income taxes	65,938	122,818	115,693	101,663	86,095
Provision for (benefit from) income taxes	(7,068)	34,318	27,025	33,742	26,387
Net income	$73,006	$88,500	$88,668	$67,921	$59,708
Cash dividends declared per common share or common share equivalent	$—	$1.7576	$2.9197	$—	$0.3835
Net income (loss) attributable to common stockholders:
Basic	$73,006	$11,849	$(35,119)	$27,302	$23,287
Diluted	$73,006	$11,849	$(35,119)	$30,402	$23,843
Net income (loss) per share attributable to common stockholders:
Basic	$0.87	$0.34	$(1.07)	$0.86	$0.78
Diluted	$0.79	$0.26	$(1.07)	$0.78	$0.73
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	83,539	35,359	32,864	31,740	29,983
Diluted	91,877	44,972	32,864	38,809	32,683

(1)	Includes stock-based compensation expense related to stock options, stock appreciation rights and restricted stock units granted to employees and non-employee consultants as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cost of revenue	$249	$306	$237	$143	$161
Research and development expense	1,864	2,864	2,306	1,843	852
Sales and marketing expense	1,229	1,112	1,147	775	598
General and administrative expense	5,552	4,854	4,614	4,560	380
Total stock-based compensation expense	$8,894	$9,136	$8,304	$7,321	$1,991

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$280,587	$260,820	$343,946	$92,496	$77,155
Working capital(1)	328,400	324,710	286,652	162,981	99,237
Total assets	474,649	469,697	583,035	283,097	230,815
Long-term debt, including current portion, net of unamortized debt issuance costs	295,459	297,615	299,751	7,795	—
Total liabilities	399,793	419,541	557,259	103,160	124,636
Convertible preferred stock	—	—	97,479	97,479	97,479
Total stockholders’ equity (deficit)	74,856	50,156	(71,703)	82,458	8,700

(1)	We define working capital as current assets less current liabilities.

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

Overview

Our solutions are conceived, designed, and built to solve problems faced by our broadband service provider customers as they transform their networks to meet the growing demand for bandwidth and the introduction of new services.  We offer converged solutions for next-generation centralized, distributed and virtualized architectures for cable broadband, fixed-line broadband and wireless networks. Our innovative products enable customers to cost-effectively and dynamically increase network speed, add bandwidth capacity and new services for consumers and enterprises, reduce network complexity and reduce operating and capital expenditures.

We have created a software-centric, multi-service portfolio based on our Axyom software which that enables a broad range of core and access network functions for fixed and wireless networks. These networks share a common set of core and access network functions that enable network services such as subscriber management, session management, transport security and radio frequency, or RF, management. Our Axyom software architecture allows each of these network functions to be provided and controlled, integrated or combined together, by a distinct segment of software, which can be integrated or combined together in a building block-style fashion with the segments of software responsible for each other network function. This allows us to offer network architectures that can be efficiently and rapidly tailored to meet each customer’s specific requirements, both as they exist at the time of initial implementation and as they evolve over time. While we initially focused on providing solutions for cable service providers due to our founders’ experience in the cable industry, the commonalities between new fixed and wireless network architectures have allowed us to leverage our existing Axyom software and to expand our solutions into the wireless and fixed communications markets.

We offer a scalable solution that can meet the evolving bandwidth needs of our customers and their subscribers. Our first installation in a service provider’s network frequently involves deploying our broadband products in only a portion of the provider’s network and with only a fraction of the capacity of our products enabled at the time of initial installation. Over time, our customers have generally expanded the use of our solutions to other areas of their networks to increase network capacity. Capacity expansions are accomplished either by deploying additional systems, line cards, or the sale of additional channels through the use of software. Sales of additional line cards and software-based capacity expansions generate higher gross margins than our initial hardware-based deployments.

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

Our revenue growth is driven by technology upgrade cycles in our target markets and has been characterized by periods of rapid growth followed by periods of more moderate growth in between these upgrade cycles. As an example, during 2014 to 2017 our revenue grew at a compound annual growth rate of 18% while customers were purchasing both hardware (or integrated converged cable access platform, or CCAP) and software-based capacity from us and upgrading their networks to DOCSIS 3.1.  In 2018, however, which we believe was a transition year prior to a new upgrade cycle, our revenue decreased by 15.5% to $297.1 million. We have been able to maintain strong levels of profitability throughout these upgrade cycles.  Our income from operations in 2016, 2017 and 2018 has been $114.8 million, $136.2 million and $79.0 million, respectively. Our solutions are commercially deployed in more than 70 countries by more than 475 customers, including regional service providers as well as some of the world’s largest Tier 1 broadband service providers, serving millions of subscribers.

Our Business Model

We derive revenue from sales of our products and services. To date, the majority of our product revenue has come from sales of our broadband products, particularly our C100G CCAP solution, to cable operators worldwide. We generate service revenue primarily from sales of maintenance and support services, which end customers typically purchase in conjunction with our products, and, to a lesser extent, from sales of professional services and extended warranty services.

Since shipping our first products in 2005, our cumulative end-customer base has grown significantly. In particular, our revenue and installed base of equipment has increased significantly with the introduction of our CCAP solution in 2012 and our Data Over Cable Service Interface Specification, or DOCSIS, 3.1 capabilities in 2015, both of which run on our Axyom software platform.

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

Our solutions are commercially deployed in over 70 countries by more than 475 customers. We expect that a substantial portion of our future sales will be follow-on sales to existing customers. During the years ended December 31, 2018, 2017 and 2016, sales to existing customers represented 99%, 97% and 74% of our revenue, respectively. Our business and results of operations will depend on our ability to sell additional products to our existing customer base.

•

Selling New Products. Our results of operations have been, and we believe will continue to be, affected by our ability to quickly and effectively design and sell products with improved performance and increased functionality. As networks and standards for broadband solutions evolve, we aim to deliver new products prior to our competition. For example, the introduction of our DOCSIS 3.0 broadband solution, our CCAP solution and our DOCSIS 3.1 capabilities allowed us to obtain new customers, increase our sales to existing customers, increase our revenue and capture market share. We aim to increase our revenue by enabling customers to transition from previously deployed data and video solutions to our integrated CCAP solutions, which can incorporate DOCSIS 3.1 standards as well as our remote-PHY distributed access solution. Over the last several years, we have made substantial investments to extend our Axyom software platform and to develop small cell solutions to serve the wireless market, and we expect to generate increased revenue in the future from sales of wireless solutions to new and existing customers. Our ability to sustain our revenue growth will depend, in part, upon our sales of new products.

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

Each of our sales teams is responsible for a geographic territory and/or has responsibility for a number of major direct end-customer accounts. We have a diverse, global customer base and our revenue by geographic region fluctuates from period to period based on the timing of customer projects. The percentages of our revenue derived from customers in each geographic region were as follows:

	Year Ended December 31,
	2018	2017	2016
Revenue by geographic region:
North America	49.1%	57.4%	58.2%
Latin America	10.9%	11.5%	15.0%
Europe, Middle East and Africa	27.4%	17.5%	14.3%
Asia-Pacific	12.6%	13.6%	12.5%
Total	100.0%	100.0%	100.0%

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

Cost of Revenue

Our cost of product revenue consists primarily of the costs of procuring goods, such as chassis and line cards embedded with field programmable gate arrays, or FPGAs, from our contract manufacturers and other suppliers. In addition, cost of product revenue includes salary and benefit expenses, including stock-based compensation, for manufacturing and supply-chain management personnel, allocated facilities-related costs, estimated warranty costs, third-party logistics costs, and estimated costs associated with excess and obsolete inventory.

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

We expect that our research and development costs will increase in the near term as we continue to make significant investments to enhance our software-centric broadband products and develop new software-centric broadband products and technologies, including our new wireless solutions.

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

Provision for (Benefit from) Income Taxes

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

On December 22, 2017, the Tax Cuts and Jobs Act, or the TCJA, was enacted which, among other things, lowered the U.S. corporate income tax rate to 21% from 35%, repealed the domestic production activity deductions, limited the deductibility of certain executive compensation and interest expense, and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. Beginning in 2018, the TCJA also requires a minimum tax on certain future earnings generated by foreign subsidiaries while providing for future tax-free repatriation of such earnings through a 100% dividends-received deduction. While the reduction in the U.S. corporate tax rate under the TCJA is not effective until 2018, under GAAP, changes in tax rates are accounted for in the period enacted. Therefore, in accordance with Accounting Standards Codification, or ASC, Topic 740, Income Taxes, and Staff Accounting Bulletin 118, we recognized a provisional income tax charge in the fourth quarter of 2017 of $14.1 million related to the TCJA based on our initial analysis using available information and estimates. The provisional charge is comprised of $10.0 million related to the one-time deemed repatriation of accumulated earnings of foreign subsidiaries and related withholding taxes and $4.1 million related primarily to the remeasurement of net deferred tax assets as a result of the reduction in the U.S. corporate income tax rate effected by the TCJA. As a result, applicable U.S. corporate and foreign income taxes have been provided on substantially all of our accumulated earnings of foreign subsidiaries previously considered indefinitely reinvested.   The Company’s accounting for the impacts of the TCJA is complete as of December 31, 2018, and the Company has not recorded any material adjustments to the provisional amounts recorded in the fourth quarter of 2017 related to the TCJA.  Although the Company no longer considers these amounts provisional, the determination of the TCJA’s income tax effects may change as a result of future legislation or further interpretation of the TCJA based on the publication of regulations and guidance from the Internal Revenue Service and state tax authorities.

While the intent of TCJA was to provide for a territorial tax system, effective for taxable years beginning after January 1, 2018, taxpayers are subjected to the global intangible low-taxed income provisions, or GILTI provisions. The GILTI provisions require the Company to currently recognize in U.S. taxable income, a deemed dividend inclusion of foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. During 2018 we recorded an income tax charge of $4.4 million related to GILTI.  The Company has made an accounting policy election, as allowed by the SEC and FASB, to recognize the impacts of GILTI within the period incurred.  Therefore, no U.S. deferred taxes are provided on GILTI inclusions of future foreign subsidiary earnings.

Results of Operations

The following tables set forth our consolidated results of operations in dollar amounts and as percentage of total revenue for the periods shown:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Revenue:
Product	$256,989	$311,896	$279,223
Service	40,138	39,679	36,905
Total revenue	297,127	351,575	316,128
Cost of revenue(1):
Product	74,350	88,538	89,340
Service	4,811	4,973	8,477
Total cost of revenue	79,161	93,511	97,817
Gross profit	217,966	258,064	218,311
Operating expenses:
Research and development(1)	70,974	60,677	49,210
Sales and marketing(1)	41,186	39,602	36,114
General and administrative(1)	26,840	21,563	18,215
Total operating expenses	139,000	121,842	103,539
Income from operations	78,966	136,222	114,772
Other income (expense), net	(13,028)	(13,404)	921
Income before provision for (benefit from) income taxes	65,938	122,818	115,693
Provision for (benefit from) income taxes	(7,068)	34,318	27,025
Net income	$73,006	$88,500	$88,668

(1)	Includes stock-based compensation expense related to stock options, stock appreciation rights and restricted stock units granted to employees and non-employee consultants as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cost of revenue	$249	$306	$237
Research and development expense	1,864	2,864	2,306
Sales and marketing expense	1,229	1,112	1,147
General and administrative expense	5,552	4,854	4,614
Total stock-based compensation expense	$8,894	$9,136	$8,304

	Year Ended December 31,
	2018	2017	2016
	(as a percentage of total revenue)
Revenue:
Product	86%	89%	88%
Service	14	11	12
Total revenue	100	100	100
Cost of revenue:
Product	25	25	28
Service	2	1	3
Total cost of revenue	27	27	31
Gross profit	73	73	69
Operating expenses:
Research and development	24	17	16
Sales and marketing	14	11	11
General and administrative	9	6	6
Total operating expenses	47	35	33
Income from operations	27	39	36
Other income (expense), net	(4)	(4)	—
Income before provision for (benefit from) income taxes	22	35	37
Provision for (benefit from) income taxes	(2)	10	9
Net income	25%	25%	28%

Percentages in the table above are based on actual values. As a result, some totals may not sum due to rounding.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Year Ended December 31,
	2018		2017		Change
	Amount	% of Total	Amount	% of Total	Amount	%
	(dollars in thousands)
Revenue:
Product	$256,989	86.5%	$311,896	88.7%	$(54,907)	(17.6)%
Service	40,138	13.5%	39,679	11.3%	459	1.2%
Total revenue	$297,127	100.0%	$351,575	100.0%	$(54,448)	(15.5)%
Revenue by geographic region:
North America	$146,008	49.1%	$201,856	57.4%	$(55,848)	(27.7)%
Latin America	32,283	10.9%	40,347	11.5%	(8,064)	(20.0)%
Europe, Middle East and Africa	81,343	27.4%	61,458	17.5%	19,885	32.4%
Asia-Pacific	37,493	12.6%	47,914	13.6%	(10,421)	(21.7)%
Total revenue	$297,127	100.0%	$351,575	100.0%	$(54,448)	(15.5)%

The decrease in product revenue was primarily due to a decrease in sales of our products to existing customers in North America, Latin America and Asia-Pacific as a result of a decrease in the deployment of our software-centric broadband products in their networks, which we believe was primarily due to the timing of customer expenditures on network upgrades. These decreases were partially offset by an increase in sales of our software-enabled capacity expansions to customers in Europe, Middle East and Africa.

The increase in service revenue was primarily due to a $1.0 million increase in maintenance and support services revenue due to customers renewing their maintenance and support service contracts, partially offset by a $0.5 million decrease in professional services revenue due to a decrease in customer projects requiring our assistance.

Cost of Revenue and Gross Profit

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$74,350	$88,538	$(14,188)	(16.0)%
Service	4,811	4,973	(162)	(3.3)%
Total cost of revenue	$79,161	$93,511	$(14,350)	(15.3)%

The decrease in cost of product revenue was primarily due to a decrease in sales of our hardware-based broadband products for customer network upgrades.

The decrease in cost of service revenue was primarily due to a decrease in subcontracted professional services.

	Year Ended December 31,
	2018		2017		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin (bps)
	(dollars in thousands)
Gross profit:
Product	$182,639	71.1%	$223,358	71.6%	$(40,719)	(50)
Service	35,327	88.0%	34,706	87.5%	621	50
Total gross profit	$217,966	73.4%	$258,064	73.4%	$(40,098)	—

The decrease in product gross margin was primarily due to a decrease in the proportion of our product revenue derived from higher margin software-based capacity expansions.

The increase in service gross margin was due to an increase in maintenance and support services revenue and a decrease in lower-margin professional services revenue.

Research and Development

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$70,974	$60,677	$10,297	17.0%
Percentage of revenue	23.9%	17.3%

The increase in research and development expense was due to a $4.6 million increase in prototype development costs for new broadband products, a $3.2 million increase in personnel-related costs (including the effect of a $1.0 million decrease in stock based compensation expense) as a result of the increase in the headcount of our research and development personnel from 399 to 430 to support the development of our new wireless and software-centric broadband products and to enhance our existing software-centric broadband products, a $1.4 million increase in depreciation expense for research and development related assets, a $0.5 million increase in software maintenance fees and a $0.4 million increase in facilities and infrastructure expenses.

Sales and Marketing

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Sales and marketing	$41,186	$39,602	$1,584	4.0%
Percentage of revenue	13.9%	11.3%

The increase in sales and marketing expense was due to a $4.4 million increase in personnel-related costs due to an increase in headcount and a $0.2 million increase in marketing costs related to trade show and event expenses, which were partially offset by a $2.9 million decrease in sales agent commissions.

General and Administrative

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$26,840	$21,563	$5,277	24.5%
Percentage of revenue	9.0%	6.1%

The increase in general and administrative expense was primarily due to a $1.8 million increase in professional fees to support the requirements of being a public company, a $1.7 million increase in legal and accounting fees, $0.8 million of costs related to our follow-on public offering in April 2018, a $0.7 million increase in stock-based compensation expense, a $0.3 million increase in other taxes and a $0.1 million increase in depreciation expense for general and administrative related assets, partially offset by a $0.4 million decrease in personnel-related costs due to a decrease in bonuses.

Other Income (Expense), Net

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Other income (expense), net	$(13,028)	$(13,404)	$376	(2.8)%
Percentage of revenue	(4.4)%	(3.8)%

The increase in other income (expense) was primarily due to a $3.8 million increase in interest income due to an increase in interest rates and an increase in our portfolio of cash equivalents and a $0.7 million increase in other income, partially offset by a $2.3 million increase in interest expense attributable to an increase of interest rates on our term loan facility and a $1.8 million increase in foreign currency losses due to a decrease in the Euro to U.S. dollar exchange rate during the year ended December 31, 2018.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$(7,068)	$34,318	$(41,386)	(120.6)%
Effective tax rate	(10.7)%	27.9%

The 38.6% decrease in our effective tax rate includes the recognized excess tax benefits related to the vesting of restricted stock and the exercise of non-qualified stock options and incentive stock options, as well as the impact of the research and development tax credits which increased in 2018 mainly due to the excess tax benefits from share-based compensation.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenue

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

Other Income (Expense), Net

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(dollars in thousands)
Other income (expense), net	$(13,404)	$921	$(14,325)	1555.4%
Percentage of revenue	(3.8)%	0.3%

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

Liquidity and Capital Resources

Since our inception, we have primarily funded our operations through issuances of shares of our convertible preferred stock and cash flows from operations. In addition, on December 20, 2016, we entered into a credit agreement that included a term loan facility under which we borrowed $300.0 million and in December 2017, we closed our initial public offering, or IPO, of 6,900,000 shares of common stock and received net proceeds of $79.3 million, after deducting underwriting discounts, commissions and offering costs. The following tables set forth our cash, cash equivalents and marketable securities and working capital as of December 31, 2018, 2017 and 2016 as well as our net cash flows for the years ended December 31, 2018, 2017 and 2016:

	As of December 31,
	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$280,587	$260,820	$343,946
Working capital	328,400	324,710	286,652

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Consolidated Cash Flow Data:
Net cash provided by operating activities	$98,545	$95,008	$110,780
Net cash (used in) provided by investing activities	(7,966)	7,575	(21,811)
Net cash (used in) provided by financing activities	(68,351)	(172,661)	149,368

As of December 31, 2018, we had cash and cash equivalents of $280.6 million and net accounts receivable of $84.2 million. We maintain a $25.0 million revolving credit facility, which was unused as of December 31, 2018.

Of our total cash and cash equivalents of $280.6 million as of December 31, 2018, $77.1 million was held by our foreign subsidiaries. The TCJA established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. In December 2017, we recorded a provisional charge related to a one-time deemed repatriation of accumulated earnings of foreign subsidiaries and related withholding taxes. As a result, applicable U.S. corporate and foreign income taxes have been provided on substantially all of our accumulated earnings of foreign subsidiaries previously considered indefinitely reinvested.  Beginning in 2018, the TCJA also requires a minimum tax on certain future earnings generated by foreign subsidiaries while providing future tax-free repatriation of such earnings through a 100% dividends-received deduction. The Company’s accounting for the impacts of the TCJA is complete as of December 31, 2018, and the Company has not recorded any material adjustments to the provisional amounts recorded in the fourth quarter of 2017 related to the TCJA.  Although the Company no longer considers these amounts provisional, the determination of the TCJA’s income tax effects may change as a result of future legislation or further interpretation of the TCJA based on the publication of regulations and guidance from the Internal Revenue Service and state tax authorities.

While the intent of TCJA was to provide for a territorial tax system, effective for taxable years beginning after January 1, 2018, taxpayers are subjected to the GILTI provisions. The GILTI provisions require the Company to currently recognize in U.S. taxable income, a deemed dividend inclusion of foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. During 2018 we recorded an income tax charge of $4.4 million related to GILTI.  The Company has made an accounting policy election, as allowed by the SEC and FASB, to recognize the impacts of GILTI within the period incurred.  Therefore, no U.S. deferred taxes are provided on GILTI inclusions of future foreign subsidiary earnings.

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

From our inception through December 31, 2018, our board of directors has declared a special dividend on five separate occasions and has approved cash payments to the holders of our stock options, stock appreciation rights, or SARs, and restricted stock units, or RSUs, as equitable adjustments in connection with these special dividends. The dividend payments totaled $0.9 million, $206.4 million and $137.4 million in the years ended December 31, 2018, 2017 and 2016, respectively. The equitable adjustment payments totaled $7.3 million, $40.2 million and $4.9 million in the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there were $3.3 million of equitable adjustment payments that had been approved by our board of directors that had not yet been paid to the holders of our stock options, SARs and RSUs. These equitable adjustment payments will be paid to the holders of the applicable equity awards as they vest through 2021. We do not anticipate declaring cash dividends in the foreseeable future. Any future determination to declare dividends will be subject to the discretion of our board of directors and applicable law, and will depend on various factors, including our results of operations, financial condition, prospects and any other factors deemed relevant by our board of directors.

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

During the year ended December 31, 2018, cash provided by operating activities was $98.5 million, primarily resulting from our net income of $73.0 million, net non-cash gains of $0.7 million, and by net cash provided by changes in our operating assets and liabilities of $24.9 million. The net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2018 was primarily due to a $34.7 million decrease in accounts receivable due to a decrease in sales and timing of the related collections; a $6.1 million increase in accrued expenses due to the timing of payments; and a $4.2 million increase in accounts payable primarily attributable to timing of our payments for purchases of inventory. These inflows of cash were partially offset by a $11.1 million increase in inventory due to anticipated growth in our business; a $5.1 million decrease in deferred revenue primarily due to recognition of $6.2 million of revenue upon the product acceptance by a customer in Asia-Pacific, partially offset by the deferral of revenue for customer acceptance; a $3.1 million decrease in accrued income taxes primarily due to federal research and development tax credits generated in 2018 which the Company will carryback to reduce its long-term taxes payable related to the deemed repatriation tax under the TCJA; and a $1.1 million increase in prepaid expenses and other current assets.

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

Net cash used in investing activities during the year ended December 31, 2018 was $8.0 million and consisted of purchases of property and equipment.

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

Financing Activities

Net cash used in financing activities during the year ended December 31, 2018 was $68.3 million and consisted of repurchases of common stock of $75.1 million, dividend and equitable adjustment payments of $7.3 million, debt principal repayments of $3.3 million and offering costs of $1.1 million, partially offset by proceeds from the exercise of stock options of $14.7 million and profit disgorgement of $3.8 million by certain selling stockholders in our follow-on public offering.

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

Commercial Mortgage Loan

In July 2015, we entered into an $8.0 million commercial mortgage loan agreement. The annual interest rate on the loan is 3.5%, and the loan is repayable in 60 monthly installments of principal and interest based on a 20-year amortization schedule. The loan is secured by the land and building, which are our corporate offices, purchased in March 2015, and contains annual affirmative, negative and financial covenants, including maintenance of a minimum debt service ratio. We were in compliance with all the covenants of the mortgage loan as of December 31, 2018 and 2017. As of December 31, 2018 and 2017, the outstanding principal amount under the mortgage loan was $7.0 million and $7.3 million, respectively.

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

As of December 31, 2018 and 2017, we had borrowings of $294.0 million and $297.0 million, respectively, outstanding under the term loan facility and we did not have any outstanding borrowings under the revolving credit facility; however, as of December 31, 2017, we had used $1.0 million under the revolving credit facility for a stand-by letter of credit that served as collateral for a stand-by letter of credit issued by Bank of America to one of our customers pursuant to a contractual performance guarantee. As of December 31, 2018, the stand-by letter of credit that served as collateral was terminated, and we did not use any amount under the revolving credit facility. In addition, we may, subject to certain conditions, including the consent of the administrative agent and the institutions providing such increases, increase the facilities by an unlimited amount so long as we are in compliance with specified leverage ratios, or otherwise by up to $70.0 million.

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

For Eurodollar rate loans, we may select interest periods of one, two, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. We have the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at our option, subject, in the case of Eurodollar rate loans, to prepayment penalties if the conversion is effected prior to the end of the applicable interest period. As of December 31, 2018, the interest rate on our borrowings under the term loan facility was 6.52% per annum, which was based on a one-month Eurodollar rate of 2.52% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. As of December 31, 2017, the interest rate on the term loans was 5.69% per annum, which was based on a three-month Eurodollar rate at the applicable floor of 1.69% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans.

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

The facilities are secured by, among other things, a first priority security interest, subject to permitted liens, in substantially all of our assets and all of the assets of certain of our subsidiaries and a pledge of certain of the stock of certain of our subsidiaries, in each case subject to specified exceptions. The facilities contain customary affirmative and negative covenants, including certain restrictions on our ability to pay dividends, and, with respect to the revolving credit facility, a financial covenant requiring us to maintain a specified total net leverage ratio in the event that on the last day of any fiscal quarter we have utilized more than 30% of our borrowing capacity under the facility. We were in compliance with all of the applicable covenants of the facilities as of December 31, 2018 and 2017. As of December 31, 2018 and 2017, we had not utilized more than 30% of our borrowing capacity under the revolving credit facility and compliance with the financial covenant was not applicable.

In connection with entering into the facilities in December 2016, we terminated our revolving credit facility with Bank of America. We did not have any outstanding borrowings under the Bank of America revolving credit facility at the time of termination.

Stock Repurchase Program

On August 14, 2018, we announced that our board of directors authorized the repurchase of up to $75.0 million of our common stock. During the year ended December 31, 2018, we repurchased and retired 5.2 million shares of our common stock for $75.0 million, before commissions. Stock repurchases under this program are now complete. The stock repurchase program had no expiration date, did not require us to purchase a minimum number of shares, and was able to be suspended, modified or discontinued at any time without prior notice.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2018.

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Debt obligations—Term loans(1)	$388,907	$22,368	$44,193	$43,346	$279,000
Debt obligations—Commercial mortgage(2)	7,336	556	6,780	—	—
Operating leases(3)	2,668	911	1,680	77	—
Total	$398,911	$23,835	$52,653	$43,423	$279,000

(1)

Amounts in the table reflect the contractually required principal and interest payable pursuant to outstanding borrowings under our term loan facility. For purposes of this table, the interest due under the term loan facility was calculated using an assumed interest rate of 6.52% per annum, which was the interest rate in effect as of December 31, 2018.

(2)	Amounts in the table reflect the contractually required principal and interest payable pursuant to outstanding borrowings under our commercial mortgage.
(3)

Amounts in the table reflect payments due for our lease of manufacturing, warehouse and office space in the United States, China, Spain and Ireland under non-cancelable operating leases that expire in 2021, 2022, 2022 and 2026, respectively. The Ireland lease provides us the right to terminate in 2021.

We enter into purchase agreements with our contract manufacturers and suppliers, generally with terms of a year or more. We have no minimum purchase requirements under these agreements.

The contractual obligations table above excludes $1.9 million of long-term taxes payable related to the mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries under the TCJA.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant effect on our reported revenue, results of operations and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet during and as of the reporting periods. These estimates, assumptions and judgments are necessary because future events and their effects on our results and the value of our assets cannot be determined with certainty and are made based on our historical experience and on other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. As the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

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

Derivative Instruments

We have certain international customers that are billed in foreign currencies. To mitigate the volatility related to fluctuations in the foreign exchange rates for accounts receivable denominated in foreign currencies, we enter into foreign currency forward contracts. We do not use derivative financial instruments for speculative purposes. As of December 31, 2018, we had foreign currency forward contracts outstanding with notional amounts totaling 25.7 million euros maturing in the fiscal year ending December 31, 2019. As of December 31, 2017, we had foreign currency forward contracts outstanding with notional amounts totaling 5.9 million euros maturing in the fiscal year ending December 31, 2018.

Our foreign currency forward contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes, and accordingly, all changes in the fair value of these derivative instruments are recorded as unrealized foreign currency transaction gains or losses in our consolidated statements of operations and comprehensive income as a component of other income (expense). We record all derivative instruments in the consolidated balance sheet at their fair values. As of December 31, 2018, we recorded an asset of $0.3 million and as of December 31, 2018 and 2017, we recorded a liability of $0.3 million and $0.2 million, respectively, related to outstanding foreign currency forward contracts, which were included in prepaid expenses and other current assets and in accrued expenses and other current liabilities, respectively, in the consolidated balance sheet. No asset was recorded as of December 31, 2017.

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

On December 22, 2017, the TCJA was enacted which, among other things, lowered the U.S. corporate income tax rate to 21% from 35%, repealed the domestic production activity deductions, limited the deductibility of certain executive compensation and interest expense, and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. Beginning in 2018, the TCJA also requires a minimum tax on certain future earnings generated by foreign subsidiaries while providing for future tax-free repatriation of such earnings through a 100% dividends-received deduction. While the reduction in the U.S. corporate tax rate under the TCJA is not effective until 2018, under GAAP, changes in tax rates are accounted for in the period enacted. As a result of the TCJA, applicable U.S. and foreign taxes have been provided on substantially all of our accumulated earnings of foreign subsidiaries previously considered indefinitely reinvested. The Company’s accounting for the impacts of the TCJA is complete as of December 31, 2018, and the Company has not recorded any material adjustments to the provisional amounts recorded in the fourth quarter of 2017 related to the TCJA.  Although the Company no longer considers these amounts provisional, the determination of the TCJA’s income tax effects may change as a result of future legislation or further interpretation of the TCJA based on the publication of regulations and guidance from the Internal Revenue Service and state tax authorities.

While the intent of TCJA was to provide for a territorial tax system, effective for taxable years beginning after January 1, 2018, taxpayers are subjected to the GILTI provisions. The GILTI provisions require the Company to currently recognize in U.S. taxable income a deemed dividend inclusion of foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. During 2018 we recorded an income tax charge of $4.4 million related to GILTI.  The Company has made an accounting policy election, as allowed by the SEC and FASB, to recognize the impacts of GILTI within the period incurred.  Therefore, no U.S. deferred taxes are provided on GILTI inclusions of future foreign subsidiary earnings.

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

We have also granted SARs to certain employees, which require us to pay in cash upon exercise an amount equal to the product of the excess of the per share fair market value of our common stock on the date of exercise over the exercise price, multiplied by the number of shares of common stock with respect to which the SAR is exercised. Because these awards may require us to settle the awards in cash, they are accounted for as a liability in our consolidated balance sheets. The liability related to these awards, as well as related compensation expense, is recognized over the period during which services are rendered until completed. Changes in the fair value of the SAR liability are estimated using the Black-Scholes option pricing model and are recorded in our consolidated statements of operations and comprehensive income. After vesting is completed, we will continue to remeasure the fair market value of the liability until the award is either exercised or canceled, with changes in the fair value of the liability recorded in our consolidated statements of operations and comprehensive income.

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

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. However, we have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard, provided that we continue to be an emerging growth company. The JOBS Act provides that our decision to take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable.

Off-Balance Sheet Arrangements

As of December 31, 2018, 2017 and 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

Foreign Currency Exchange Risk

We have accounts receivables denominated in foreign currencies, and our operations outside of the United States incur their operating expenses in foreign currencies. To date, the majority of our product sales and inventory purchases have been denominated in U.S. dollars. For our subsidiary in Ireland, the U.S. dollar is the functional currency. For each of our other foreign subsidiaries, the functional currency is the local currency. During the years ended December 31, 2018, 2017 and 2016, we incurred foreign currency transaction gains (losses) of $(0.9) million, $0.9 million and $(0.3) million, respectively, primarily related to unrealized and realized foreign currency gains (losses) for accounts receivables denominated in foreign currencies. These foreign currency transaction gains (losses) were recorded as a component of other income (expense), net in our consolidated statements of operations and comprehensive income. We believe that a 5% change in the exchange rate between the U.S. dollar and euro would not materially impact our operating results or financial position. We entered into foreign currency exchange contracts during the year ended December 31, 2018 that mature in the second and third quarters of 2019, and we expect to continue to hedge certain significant transactions denominated in currencies other than the U.S. dollar in the future.

Interest Rate Sensitivity

Our cash and cash equivalents as of December 31, 2018 consisted of cash maintained in FDIC-insured operating accounts as well as investments in money market mutual funds and certificates of deposit. We also have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is primarily affected by changes in the general level of U.S. interest rates. However, we do not believe a sudden change in the interest rates for our cash and cash equivalents would have a material impact on our financial condition, results of operations or cash flows.

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

As of December 31, 2018, we had borrowings of $294.0 million outstanding under the term loan facility, bearing interest at a rate of 6.52% per annum, which was based on a one-month Eurodollar rate of 2.52% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. Changes in interest rates could cause interest charges on our term loan facility to fluctuate. Based on the amount of borrowings outstanding as of December 31, 2018, an increase of 10%, or approximately 25 basis points, in the one-month Eurodollar rate as of December 31, 2018 would cause pre-tax decreases to our earnings and cash flows of approximately $0.7 million per year, assuming that such rate were to remain in effect for a year. A decrease of 10%, or approximately 25 basis points, in the one-month Eurodollar rate as of December 31, 2018 would cause pre-tax increases to our earnings and cash flows of approximately $0.7 million, assuming that such rate were to remain in effect for a year.

As of December 31, 2018, we were not exposed to interest rate risk under the revolving credit facility as a result of having no outstanding borrowings under the facility.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Casa Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Casa Systems, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income, of convertible preferred stock and stockholders’ equity (deficit), and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

February 28, 2019

We have served as the Company's auditor since 2014.

CASA SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$280,587	$260,820
Accounts receivable, net of provision for doubtful accounts of $410 and $692 as of December 31, 2018 and 2017, respectively	81,782	122,634
Inventory	50,997	36,148
Prepaid expenses and other current assets	3,755	5,151
Prepaid income taxes	390	538
Total current assets	417,511	425,291
Property and equipment, net	29,879	29,363
Accounts receivable, net of current portion	2,388	4,710
Deferred tax assets	21,578	9,718
Other assets	3,293	615
Total assets	$474,649	$469,697
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,776	$15,833
Accrued expenses and other current liabilities	36,992	48,250
Accrued income taxes	958	118
Deferred revenue	31,206	34,224
Current portion of long-term debt, net of unamortized debt issuance costs	2,179	2,156
Total current liabilities	89,111	100,581
Accrued income taxes, net of current portion	4,923	8,810
Deferred revenue, net of current portion	12,479	14,691
Long-term debt, net of current portion and unamortized debt issuance costs	293,280	295,459
Total liabilities	399,793	419,541
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized as of December 31, 2018 and 2017, respectively; no shares issued and outstanding as of December 31, 2018 and 2017, respectively	—	—
Common stock, $0.001 par value; 500,000 shares authorized as of December 31, 2018 and 2017, respectively; 82,961 and 81,043 shares issued and outstanding as of December 31, 2018 and 2017, respectively	83	81
Additional paid-in capital	156,939	128,798
Accumulated other comprehensive income (loss)	(1,158)	194
Accumulated deficit	(81,008)	(78,917)
Total stockholders’ equity	74,856	50,156
Total liabilities and stockholders’ equity	$474,649	$469,697

The accompanying notes are an integral part of these consolidated financial statements.

CASA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Product	$256,989	$311,896	$279,223
Service	40,138	39,679	36,905
Total revenue	297,127	351,575	316,128
Cost of revenue:
Product	74,350	88,538	89,340
Service	4,811	4,973	8,477
Total cost of revenue	79,161	93,511	97,817
Gross profit	217,966	258,064	218,311
Operating expenses:
Research and development	70,974	60,677	49,210
Sales and marketing	41,186	39,602	36,114
General and administrative	26,840	21,563	18,215
Total operating expenses	139,000	121,842	103,539
Income from operations	78,966	136,222	114,772
Other income (expense):
Interest income	6,259	2,439	1,208
Interest expense	(19,763)	(17,466)	(902)
Gain (loss) on foreign currency, net	(911)	886	(328)
Other income, net	1,387	737	943
Total other income (expense), net	(13,028)	(13,404)	921
Income before provision for (benefit from) income taxes	65,938	122,818	115,693
Provision for (benefit from) income taxes	(7,068)	34,318	27,025
Net income	73,006	88,500	88,668
Other comprehensive (loss) income—foreign currency translation adjustment	(1,352)	1,933	(1,525)
Comprehensive income	$71,654	$90,433	$87,143
Cash dividends declared per common share or common share equivalent	$—	$1.7576	$2.9197
Net income (loss) attributable to common stockholders:
Basic	$73,006	$11,849	$(35,119)
Diluted	$73,006	$11,849	$(35,119)
Net income (loss) per share attributable to common stockholders:
Basic	$0.87	$0.34	$(1.07)
Diluted	$0.79	$0.26	$(1.07)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	83,539	35,359	32,864
Diluted	91,877	44,972	32,864

The accompanying notes are an integral part of these consolidated financial statements.

CASA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except per share amounts)

	Series A, B and C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	(Deficit)
Balances at January 1, 2016	4,038	$97,479	31,806	$32	$14,719	$(214)	$67,921	$82,458
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	—	—	1,378	1	277	—	—	278
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	(1,525)	—	(1,525)
Cash dividends declared ($2.9197 per share of common stock, $29.1968 per share of convertible preferred stock and $2.9197 per share to holders of stock-based awards)	—	—	—	—	(22,841)	—	(226,586)	(249,427)
Stock-based compensation	—	—	—	—	7,845	—	—	7,845
Net income	—	—	—	—	—	—	88,668	88,668
Balances at December 31, 2016	4,038	97,479	33,184	33	—	(1,739)	(69,997)	(71,703)
Conversion of convertible preferred stock into common stock upon initial public offering	(4,038)	(97,479)	40,382	40	97,439	—	—	97,479
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and offering costs incurred of $10,373	—	—	6,900	7	79,320	—	—	79,327
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	—	—	577	1	(3,772)	—	—	(3,771)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	1,933	—	1,933
Cash dividends declared ($1.7576 per share of common stock, $17.5764 per share of convertible preferred stock and $1.7576 per share to holders of stock-based awards)	—	—	—	—	(52,365)	—	(97,420)	(149,785)
Stock-based compensation	—	—	—	—	8,176	—	—	8,176
Net income	—	—	—	—	—	—	88,500	88,500
Balances at December 31, 2017	—	—	81,043	81	128,798	194	(78,917)	50,156
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	—	—	7,090	7	14,709	—	—	14,716
Foreign currency translation adjustment, net of tax of $(343)	—	—	—	—	—	(1,352)	—	(1,352)
Follow-on offering selling stockholders profit disgorgement, net of offering costs of $41	—	—	—	—	3,770	—	—	3,770
Stock repurchase program	—	—	(5,172)	(5)	—	—	(75,097)	(75,102)
Stock-based compensation	—	—	—	—	9,662	—	—	9,662
Net income	—	—	—	—	—	—	73,006	73,006
Balances at December 31, 2018	—	$—	82,961	$83	$156,939	$(1,158)	$(81,008)	$74,856

The accompanying notes are an integral part of these consolidated financial statements.

CASA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$73,006	$88,500	$88,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,454	7,738	6,008
Stock-based compensation	8,894	9,136	8,304
Deferred income taxes	(11,517)	11,422	(6,860)
Excess and obsolete inventory valuation adjustment	(5,883)	4,115	1,674
(Decrease) Increase in provision for doubtful accounts	(282)	6	—
Changes in operating assets and liabilities:
Accounts receivable	34,716	(25,726)	(16,273)
Inventory	(11,051)	21,859	(22,798)
Prepaid expenses and other assets	(1,084)	3,519	(3,235)
Prepaid income taxes	146	(486)	900
Accounts payable	4,197	(6,475)	14,453
Accrued expenses and other current liabilities	6,124	10,243	15,759
Accrued income taxes	(3,088)	(3,212)	6,894
Deferred revenue	(5,087)	(25,631)	17,286
Net cash provided by operating activities	98,545	95,008	110,780
Cash flows (used in) provided by investing activities:
Purchases of property and equipment	(7,966)	(7,014)	(7,419)
Purchases of marketable securities	—	—	(14,392)
Proceeds from maturities of marketable securities	—	14,589	—
Net cash (used in) provided by investing activities	(7,966)	7,575	(21,811)
Cash flows (used in) provided by financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	83,421	—
Proceeds from issuance of debt, net of issuance costs	—	—	292,189
Principal repayments of debt	(3,304)	(3,292)	(282)
Proceeds from exercise of stock options	14,730	274	594
Payments of dividends and equitable adjustments	(7,325)	(246,634)	(142,301)
Follow-on offering selling stockholders profit disgorgement	3,811	—	—
Repurchases of common stock	(75,102)	—	—
Payments of initial public offering costs	(1,148)	(2,384)	(517)
Employee taxes paid related to net share settlement of equity awards	(13)	(4,046)	(315)
Net cash (used in) provided by financing activities	(68,351)	(172,661)	149,368
Effect of exchange rate changes on cash and cash equivalents	(1,442)	1,344	(1,279)
Net increase (decrease) in cash, cash equivalents and restricted cash	20,786	(68,734)	237,058
Cash, cash equivalents and restricted cash at beginning of year	260,820	329,554	92,496
Cash, cash equivalents and restricted cash at end of year (1)	$281,606	$260,820	$329,554
Supplemental disclosures of cash flow information:
Cash paid for interest	$18,348	$16,275	$274
Cash paid for income taxes	$7,268	$26,297	$25,179
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$1,255	$1,018	$869
Prepaid expenses and other current assets included in accounts payable	$607	$1,394	$256
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$—	$1,193	$947
Unpaid dividends and equitable adjustments included in accrued expenses and other current liabilities	$3,336	$10,661	$107,509
Release of customer incentives included in accounts receivable and accrued expenses and other current liabilities	$8,556	$15,468	$4,206

(1)	See Note 2 of the accompanying notes for a reconciliation of the ending balance of cash, cash equivalents and restricted cash shown in these consolidated statements of cash flows.

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

On April 30, 2018, the Company closed its follow-on public offering in which certain stockholders sold 7,350 shares of the Company’s common stock at a price of $25.00 per share, before deducting underwriting discounts and commissions (the “follow-on offering”). The Company did not sell any common stock in the follow-on offering and did not receive any of the proceeds from the sale of the Company’s common stock by the selling stockholders. In connection with the sale of the Company’s common stock in the follow-on offering, certain of the selling stockholders disgorged $3,770 of profits recognized from the sale, after deducting $41 of offering costs, to the Company in accordance with Section 16(b) of the Securities Exchange Act of 1934, as amended, which was recorded as an increase in additional paid-in capital. The Company incurred $856 of transaction costs in connection with the follow-on offering, of which $815 was recorded in general and administrative expenses in the accompanying consolidated statements of operations.

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts and results of operations of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments maturing within three months from the date of purchase. As of December 31, 2018 and 2017, the Company’s cash and cash equivalents consisted of investments in certificates of deposit, commercial paper and money market mutual funds.

Restricted cash, which was included in other assets as of December 31, 2018, consisted of a certificate of deposit of $1,000 pledged as collateral for a stand-by letter of credit required to support a contractual obligation. The Company did not have any restricted cash as of December 31, 2017.

The following table is a reconciliation of cash, cash equivalents and restricted cash included in the accompanying consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash included in the accompanying consolidated statements of cash flows.

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$280,587	$260,820
Restricted cash included in other assets	1,019	—
	$281,606	$260,820

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

Accounts receivable as of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Current portion of accounts receivable, net:
Accounts receivable, net	$79,526	$106,114
Amounts due from related party (see Note 15)	—	13,367
Accounts receivable, extended payment arrangements	2,256	3,153
	81,782	122,634
Accounts receivable, net of current portion:
Accounts receivable, extended payment arrangements	2,388	4,710
	$84,170	$127,344

The Company performs ongoing credit evaluations of its customers and, if necessary, provides a provision for doubtful accounts and expected losses. When assessing and recording its provision for doubtful accounts, the Company evaluates the age of its accounts receivable, current economic trends, creditworthiness of the customers, customer payment history, and other specific customer and transaction information. The Company writes off accounts receivable against the provision when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. Adjustments to the provision for doubtful accounts are recorded as general and administrative expenses in the consolidated statements of operations and comprehensive income. A summary of changes in the provision for doubtful accounts for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
	2018	2017	2016
Provision for doubtful accounts at beginning of year	$692	$690	$768
Provisions	—	6	—
Write-offs	(282)	(4)	(78)
Provision for doubtful accounts at end of year	$410	$692	$690

As of December 31, 2018 and 2017, the Company concluded that all amounts due under extended payment term arrangements were collectible and no reserve for credit losses was recorded. During the years ended December 31, 2018, 2017 and 2016, the Company did not provide a reserve for credit losses and did not write off any uncollectible receivables due under extended payment term arrangements.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, less the cost to sell. No events or changes in circumstances existed to require an impairment assessment during the years ended December 31, 2018, 2017 and 2016.

Deferred Offering Costs

Deferred offering costs of $4,094, consisting of legal, professional accounting and other third-party fees related to the IPO, were reclassified to additional paid-in capital as a reduction of the proceeds upon the closing of the IPO in December 2017. Deferred offering costs of $1,148 and $2,384 were paid during the years ended December 31, 2018 and 2017, respectively.

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

Significant customers are those that represent 10% or more of revenue or accounts receivable and are set forth in the following tables:

	Revenue			Accounts Receivable, Net
	Year Ended December 31,			December 31,
	2018	2017	2016	2018	2017
Customer A	27%	37%	23%	13%	44%
Customer B	11%	11%	10%	15%	10%
Customer C	12%	*	19%	18%	17%
Customer D	14%	*	*	28%	*

*	Less than 10% of total

Customer B was a related party, Liberty Global Affiliates (see Note 15).

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

A summary of changes in the amount reserved for warranty costs for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
	2018	2017	2016
Warranty reserve at beginning of year	$1,246	$1,256	$993
Provisions	1,886	1,829	1,862
Charges	(2,206)	(1,839)	(1,599)
Warranty reserve at end of year	$926	$1,246	$1,256

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

When future trade-in rights are granted to customers at the time of sale, the Company defers a portion of the revenue recognized for the sale and accounts for it as a guarantee at fair value until the trade-in right is exercised or the right expires, in accordance with ASC Topic 460, Guarantees. Determining the fair value of the trade-in right requires the Company to estimate the probability of the trade-in right being exercised and the future value of the product upon trade-in. The Company assesses and updates these estimates each reporting period, and updates to these estimates may result in either an increase or decrease in the amount of revenue deferred. As of December 31, 2018 and 2017, no amounts for trade-in rights were deferred.

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

Foreign currency transaction gains (losses) are included in the consolidated statements of operations and comprehensive income as a component of other income (expense) and totaled $(911), $886 and $(328) for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The Company’s cash equivalents, marketable securities, foreign currency forward contracts and SARs are carried at fair value, determined according to the fair value hierarchy described above (see Note 6). The fair values of accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities, with the exception of amounts recorded by the Company as “accounts receivable, non-current,” which represent amounts billed to customers for which payment has not yet become due and for which an offsetting amount of deferred revenue has been recorded. The carrying values of the Company’s debt obligations (see Note 9) as of December 31, 2018 and 2017 approximated their fair values because the debt bears interest at rates the Company would be required to pay on the issuance of debt with similar terms, based on an analysis of recent market conditions and other Company-specific factors.

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

The Company records a liability for potential payments of taxes to various tax authorities related to uncertain tax positions and other tax matters. The recorded liability is based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized. The amount of the benefit that may be recognized in the financial statements is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company establishes a liability, which is included in accrued income taxes in the consolidated balance sheets, for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These liabilities are established when the Company believes that certain positions might be challenged despite the Company’s belief that the tax return positions are fully supportable. The recorded liability is adjusted in light of changing facts and circumstances. The provision for (benefit from) income taxes includes the impact of the recorded liability and changes thereto.

The Company recognizes interest and penalties related to uncertain tax positions within other income (expense) in the accompanying consolidated statements of operations and comprehensive income. Accrued interest and penalties are included in accrued income taxes in the consolidated balance sheets.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted which, among other things, lowered the U.S. corporate income tax rate to 21% from 35%, repealed the domestic production activity deductions, limited the deductibility of certain executive compensation and interest expense, and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. Beginning in 2018, the TCJA also requires a minimum tax on certain future earnings generated by foreign subsidiaries while providing for future tax-free repatriation of such earnings through a 100% dividends-received deduction. While the reduction in the U.S. corporate tax rate under the TCJA is not effective until 2018, under GAAP, changes in tax rates are accounted for in the period enacted. Therefore, in accordance with ASC Topic 740, Income Taxes, and Staff Accounting Bulletin 118 (“SAB 118”), the Company recognized a provisional income tax charge in the fourth quarter of 2017 of $14,098 related to the TCJA based on its initial analysis using available information and estimates. The provisional charge is comprised of $10,031 related to the one-time deemed repatriation of accumulated earnings of foreign subsidiaries and related withholding taxes and $4,067 related primarily to the remeasurement of net deferred tax assets as a result of the reduction in the U.S. corporate income tax rate effected by the TCJA. As a result, applicable U.S. and foreign taxes have been provided on substantially all of the Company’s accumulated earnings of foreign subsidiaries previously considered indefinitely reinvested. The Company’s accounting for the impacts of the TCJA is complete as of December 31, 2018, and the Company has not recorded any material adjustments to the provisional amounts recorded in the fourth quarter of 2017 related to the TCJA.  Although the Company no longer considers these amounts provisional, the determination of the TCJA’s income tax effects may change as a result of future legislation or further interpretation of the TCJA based on the publication of regulations and guidance from the Internal Revenue Service and state tax authorities.

While the intent of TCJA was to provide for a territorial tax system, effective for taxable years beginning after January 1, 2018, taxpayers are subjected to the global intangible low-taxed income (“GILTI”) provisions. The GILTI provisions require the Company to currently recognize in U.S. taxable income a deemed dividend inclusion of foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. During 2018, the Company recorded an income tax charge of $4.4 million related to GILTI.  The Company has made an accounting policy election, as allowed by the SEC and FASB, to recognize the impacts of GILTI within the period incurred.  Therefore, no U.S. deferred taxes are provided on GILTI inclusions of future foreign subsidiary earnings.

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

Impact of Recently Adopted Accounting Standards

In November 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The standard is effective for private companies, and emerging growth companies that choose to take advantage of the extended transition periods, for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company retrospectively adopted ASU 2016-18 during the second quarter of 2018, and there was no material impact on its consolidated financial statements.

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance under GAAP. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 such that the standard is effective for public companies for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. The standard is effective for private companies, and emerging growth companies that choose to take advantage of the extended transition periods, for annual reporting periods beginning after December 15, 2018. Entities are not permitted to adopt the standard earlier than the original effective date for public entities. This standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”), which further clarifies the implementation guidance on principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), clarifying the implementation guidance on identifying performance obligations and licensing. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which clarifies the objective of the collectibility criterion, presentation of taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and how guidance in ASU 2014-09 is retrospectively applied. ASU 2016-08, ASU 2016-10 and ASU 2016-12 have the same effective dates and transition requirements as ASU 2014-09.

The Company has elected to adopt ASU 2014-09 using the modified retrospective method. The Company has preliminarily quantified the impact that the adoption would have had on contracts not completed as of the adoption date and will recognize a cumulative effect adjustment to the opening balance of retained earnings as of the adoption date. The Company expects to record a preliminary adjustment to opening retained earnings in the amount of approximately $4,000 to $5,000 primarily relates to the application of the clarified collectibility criterion to contracts that the Company had previously determined were extended payment term arrangements and recognized revenue only to the extent that payment amounts were due or received. The Company also expects to record an adjustment related to the cost of goods sold on these extended payment term arrangements, which is preliminarily estimated to be immaterial. The adoption of ASU 2014-09 will also have an impact on the Company’s accounting for costs to obtain customer contracts, which relate primarily to commissions paid to the Company’s sales representatives and to resellers and sales agents. The Company currently expenses commissions and costs to obtain customer contracts when incurred. Under ASU 2014-09, the Company will capitalize and amortize these costs over the expected period of benefit. The Company is finalizing an analysis of commissions and costs to obtain customer contracts for contracts not completed as of the adoption date which will result in the creation of an asset as a cumulative effect adjustment to be amortized over the expected period of benefit. The Company is in the process of finalizing the documentation of its assumptions used in quantifying the impact of adopting the new revenue standard. Therefore, the quantification and assessment disclosed herein is preliminary and subject to change. The finalization of this documentation could result in a material impact to the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which will require lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures will also be required. This guidance is effective for public companies for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years. This guidance is effective for private companies, and emerging growth companies that choose to take advantage of the extended transition periods, for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842: Leases (“ASU 2018-10”), which affects narrow aspects of the guidance issued in the amendments in ASU 2016-02. ASU 2018-10 has the same effective dates and transition requirements as ASU 2016-02. In July 2018, the FASB issued update ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”), which provided for an additional (and optional) transition method with which to adopt the new lease standard in ASU 2016-02. The additional method allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, in December 2018, the FASB issued update ASU 2018-20, Leases (Topic 842) – Narrow-Scope Improvements for Lessors (“ASU 2018-20”), which addresses stakeholders’ concerns about the operability challenges encountered in determining certain lessor costs paid by lessees directly to third parties by requiring lessors to exclude from variable payments, and thus from lease revenue, lessor costs paid by a lessee directly to a third party. The amendments in ASU 2018-20 also clarify that costs excluded from the consideration in a contract that are paid directly to a third party by a lessor and reimbursed by the lessee are lessor costs to be accounted for as variable payments. The Company is currently assessing the potential impact that the adoption of ASU 2016-02, ASU 2018-10, ASU 2018-11 and ASU 2018-20 will have on its consolidated financial statements. The Company is in the process of reviewing existing lease agreements to assess the impact this guidance may have on the consolidated financial statements. The Company currently expects that most of its operating lease commitments will be subject to the new standard and will affect the consolidated balance sheet by recognizing new right-of-use assets and operating lease liabilities upon the adoption of ASU 2016-02, which will increase the total assets and total liabilities that it reports relative to such amounts prior to adoption.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This guidance requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectibility. This guidance is effective for public companies for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. This guidance is effective for private companies, and emerging growth companies that choose to take advantage of the extended transition periods, for annual reporting periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Additionally, in November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (“ASU 2018-19”), which mitigates transition complexity by requiring that for nonpublic business entities the amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The amendments in ASU 2018-19 also clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20, but instead, should be accounted for in accordance with Topic 842, Leases. The Company is currently assessing the potential impact that the adoption of ASU 2016-13 and ASU 2018-19 will have on its consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718) (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard is effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The standard is effective for private companies, and emerging growth companies that choose to take advantage of the extended transition periods, for annual periods beginning after December 15, 2019, and interim reporting periods within annual periods beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently assessing the potential impact that the adoption of ASU 2018-07 will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, regarding transfers between levels of financial instruments, amounts of unrealized gains and losses included in other comprehensive income for Level 3 fair value measurements and the information used to determine the fair value of Level 3 fair value measurements. The standard is effective for both public and private companies, and emerging growth companies that chose to take advantage of the extended transition periods, for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact that the adoption of ASU 2018-13 will have on its consolidated financial statements.

3. Inventory

Inventory as of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Raw materials	$6,524	$5,135
Work in process	571	7
Finished goods:
Manufactured finished goods	45,594	36,321
Deferred inventory costs	1,073	3,344
	53,762	44,807
Valuation adjustment for excess and obsolete inventory	(2,765)	(8,659)
	$50,997	$36,148

The decrease in the reserve for excess and obsolete inventory was primarily due to the amount of reserves released based on the respective disposition of the inventory.

4. Property and Equipment

Property and equipment as of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Computers and purchased software	$15,706	$12,343
Leasehold improvements	1,340	1,268
Furniture and fixtures	1,949	1,752
Machinery and equipment	21,979	17,911
Land	3,091	3,091
Building	4,765	4,765
Building improvements	5,245	4,906
Trial systems at customers’ sites	7,116	7,458
	61,191	53,494
Less: Accumulated depreciation and amortization	(31,312)	(24,131)
	$29,879	$29,363

During the years ended December 31, 2018, 2017 and 2016, the Company transferred trial systems from inventory into (from) property and equipment with values of $(357), $877 and $706, respectively, net of transfers of trial systems to cost of revenue. In addition, the Company transferred $371, $2,566 and $1,082 of equipment from inventory into property and equipment during the years ended December 31, 2018, 2017 and 2016, respectively.

Total depreciation and amortization expense was $9,454, $7,738 and $6,008 for the years ended December 31, 2018, 2017 and 2016, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Accrued compensation and related taxes	$18,301	$22,465
Accrued warranty (see Note 2)	926	1,246
Dividends and equitable adjustments payable (see Note 10)	3,336	10,661
Accrued customer incentives (see Note 2)	5,368	8,437
Other accrued expenses	9,061	5,441
	$36,992	$48,250

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

The following tables present information about the fair value of the Company’s financial assets and liabilities as of December 31, 2018 and 2017 and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$—	$19,873	$—	$19,873
Certificates of deposit—restricted cash	—	1,019	—	1,019
Money market mutual funds	252,963	—	—	252,963
Foreign currency forward contracts	—	254	—	254
	$252,963	$21,146	$—	$274,109
Liabilities:
SARs	$—	$—	$1,387	$1,387
Foreign currency forward contracts	—	252	—	252
	$—	$252	$1,387	$1,639

	Fair Value Measurements as of December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$—	$18,905	$—	$18,905
Commercial paper	—	11,483	—	11,483
Money market mutual funds	224,555	—	—	224,555
	$224,555	$30,388	$—	$254,943
Liabilities:
SARs	$—	$—	$2,155	$2,155
Foreign currency forward contracts	—	150	—	150
	$—	$150	2,155	$2,305

During the years ended December 31, 2018, 2017 and 2016 there were no transfers between Level 1, Level 2 and Level 3.

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

The following table provides a summary of changes in the fair values of the Company’s SARs liability, for which fair value is determined by Level 3 inputs:

	Year Ended December 31,
	2018	2017	2016
Fair value at beginning of the year	$2,155	$1,195	$737
Change in fair value	(768)	960	458
Exercises	—	—	—
Fair value at end of year	$1,387	$2,155	$1,195

The Company’s cash, cash equivalents and restricted cash as of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Cash	$7,751	$5,877
Cash equivalents and restricted cash:
Certificates of deposit	19,873	18,905
Certificates of deposit—restricted cash	1,019	—
Commercial paper	—	11,483
Money market mutual funds	252,963	224,555
Total cash equivalents and restricted cash	273,855	254,943
Total cash, cash equivalents and restricted cash	$281,606	$260,820

7. Derivative Instruments

The Company has certain international customers that are billed in foreign currencies. To mitigate the volatility related to fluctuations in the foreign exchange rates for accounts receivable denominated in foreign currencies, the Company enters into foreign currency forward contracts. As of December 31, 2018, the Company had foreign currency forward contracts outstanding with notional amounts totaling 25,741 euros maturing in the second and third quarters of 2019. As of December 31, 2017, the Company had foreign currency forward contracts outstanding with notional amounts totaling 5,924 Euros maturing in the first and second quarter of 2018.

The Company’s foreign currency forward contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes, and accordingly, all changes in the fair value of these derivative instruments are recorded as unrealized foreign currency transaction gains or losses and are included in the consolidated statements of operations and comprehensive income as a component of other income (expense). The Company records all derivative instruments in the consolidated balance sheet at their fair values. As of December 31, 2018, the Company recorded an asset of $254 and as of December 31, 2018 and 2017, the Company recorded a liability of $252 and $150, respectively, related to outstanding foreign currency forward contracts, which were included in prepaid expenses and other current assets and in accrued expenses and other current liabilities, respectively, in the consolidated balance sheets.

8. Income Taxes

Income before the provision for (benefit from) income taxes for the years ended December 31, 2018, 2017 and 2016 consisted of the following:

	Year Ended December 31,
	2018	2017	2016
United States	$10,527	$77,410	$106,386
Foreign	55,411	45,408	9,307
	$65,938	$122,818	$115,693

The provision for (benefit from) income taxes for the years ended December 31, 2018, 2017 and 2016 consisted of the following:

	Year Ended December 31,
	2018	2017	2016
Current income tax provision:
Federal	$(3,457)	$17,498	$30,876
State	(181)	589	1,775
Foreign	8,087	4,809	1,234
Total current income tax provision	4,449	22,896	33,885
Deferred income tax provision (benefit):
Federal	(10,699)	12,468	(5,802)
State	(1,108)	(1,024)	(979)
Foreign	290	(22)	(79)
Total deferred income tax provision (benefit)	(11,517)	11,422	(6,860)
Total income tax provision (benefit)	$(7,068)	$34,318	$27,025

A reconciliation of the U.S. federal statutory rate to the Company’s effective income tax rate for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory income tax rate	21.0%	35.0%	35.0%
State taxes, net of federal tax benefit	(0.8)	0.6	1.2
Research and development tax credits	(15.6)	(3.5)	(2.1)
Permanent differences	1.1	0.5	1.1
Domestic manufacturing deduction	—	(0.9)	(2.0)
Foreign tax rate differential	(6.6)	(7.0)	(2.0)
Equitable adjustment payments	(1.8)	(6.0)	(7.0)
Excess tax benefit from stock-based transactions	(25.2)	(1.6)	(1.2)
Foreign taxes withheld	3.3	—	—
Impact of deferred tax rate decrease under TCJA	—	3.3	—
TCJA one-time deemed repatriation of accumulated earnings of foreign subsidiaries	—	7.1	—
Global intangible low-taxed income	6.7	—	—
Withholding tax on repatriation of accumulated earnings of foreign subsidiaries	0.1	1.1	—
Valuation allowance on deferred tax assets	6.0	—	—
Other, net	1.1	(0.7)	0.4
Effective income tax rate	(10.7)%	27.9%	23.4%

The income tax effect of each type of temporary difference and carryforward as of December 31, 2018 and 2017 was as follows:

	December 31,
	2018	2017
Deferred tax assets:
Stock compensation	$2,689	$2,336
Tax credit carryforwards	7,599	3,737
Capitalized research and development costs	12,157	—
Inventory valuation	698	2,190
Accrued liabilities and reserves	2,473	589
Deferred revenue	3,147	5,538
Interest expense	480	—
Other	452	286
Total deferred tax assets	29,695	14,676
Valuation Allowance	(3,926)	—
Deferred tax assets, net of valuation allowance	25,769	14,676
Deferred tax liabilities:
Depreciation and amortization	(1,266)	(2,089)
Deferred costs	(134)	(225)
Accrued liabilities and reserves	(2,572)	(2,598)
Deferred revenue	—	(46)
Prepaid expenses	(219)	—
Total deferred tax liabilities	(4,191)	(4,958)
Net deferred tax assets	$21,578	$9,718

The Company has concluded that net deferred tax assets will be recovered based upon its expectation that current and future earnings will provide sufficient taxable income to realize the recorded net tax assets. However, the realization of the Company’s net deferred tax assets cannot be assured, and to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s recorded net deferred tax assets would not be realizable. The Company is required to compute income tax expense in each jurisdiction in which it operates. This process requires the Company to project its current tax liability and estimate its deferred tax assets and liabilities, including tax credit carryforwards. In assessing the need for a valuation allowance against its net deferred tax assets, the Company considers its recent operating results, future taxable income projections and feasible tax planning strategies. As of December 31, 2018, the Company recorded a $3,926 valuation allowance related to its state research and development tax credit carryforwards that are not more likely than not to be realized.

On December 22, 2017, the TCJA was enacted which, among other things, lowered the U.S. corporate income tax rate to 21% from 35%, repealed the domestic production activity deductions, limited the deductibility of certain executive compensation and interest expense, and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. Beginning in 2018, the TCJA also required a minimum tax on certain future earnings generated by foreign subsidiaries while providing for future tax-free repatriation of such earnings through a 100% dividends-received deduction. While the reduction in the U.S. corporate tax rate under the TCJA is not effective until 2018, under GAAP, changes in tax rates are accounted for in the period enacted. Therefore, in accordance with ASC Topic 740, Income Taxes, and SAB 118, the Company recognized a provisional charge in the fourth quarter of 2017 of $14,098 related to the TCJA based on its initial analysis using available information and estimates. The provisional charge is comprised of $10,031 related to the one-time deemed repatriation of accumulated earnings of foreign subsidiaries and related withholding taxes and $4,067 related primarily to the remeasurement of net deferred tax assets as a result of the reduction in the U.S. corporate income tax rate effected by the TCJA. As a result, applicable U.S. and foreign taxes have been provided on substantially all of the Company’s accumulated earnings of foreign subsidiaries previously considered indefinitely reinvested. The Company’s accounting for the impacts of the TCJA is complete as of December 31, 2018, and the Company has not recorded any material adjustments to the provisional amounts recorded in the fourth quarter of 2017 related to the TCJA.  Although the Company no longer considers these amounts provisional, the determination of the TCJA’s income tax effects may change as a result of future legislation or further interpretation of the TCJA based on the publication of regulations and guidance from the Internal Revenue Service and state tax authorities.

While the intent of TCJA was to provide for a territorial tax system, effective for taxable years beginning after January 1, 2018, taxpayers are subjected to the GILTI provisions. The GILTI provisions require the Company to currently recognize in U.S. taxable income a deemed dividend inclusion of foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. During 2018, the Company recorded an income tax charge of $4,410 related to GILTI.  The Company has made an accounting policy election, as allowed by the SEC and FASB, to recognize the impacts of GILTI within the period incurred.  Therefore, no U.S. deferred taxes are provided on GILTI inclusions of future foreign subsidiary earnings.

As of December 31, 2018, the Company had available state research and development tax credit carryforwards of $7,923 which begin to expire in 2030.   Management believes that it is more likely than not that the Company will not realize the benefit of all of its state research and development tax credits and thus has provided a $3,926 valuation allowance relating to these tax credit carryforwards.

As of December 31, 2018, substantially all of the Company’s unremitted earnings have been taxed through either the deemed repatriation tax or as GILTI income.  Of the total amount of undistributed earnings, $25,722 is not indefinitely reinvested and we have recorded a $2,572 deferred tax liability and a $1,139 foreign tax credit associated with the withholding taxes on the future distribution.  The remaining unremitted earnings of our foreign subsidiaries are either indefinitely reinvested or could be remitted with an immaterial tax cost.

Interest and penalties related to uncertain tax positions are recorded in the consolidated statements of operations and comprehensive income within other income (expense) and totaled $211, $14 and $14 for the years ended December 31, 2018, 2017 and 2016, respectively. The liability recorded for potential penalties and interest was $369 and $158 as of December 31, 2018 and 2017, respectively. The Company had a total recorded liability of $3,038 and $1,142 related to uncertain tax positions, inclusive of penalties and interest, as of December 31, 2018 and 2017, respectively, which is included in accrued income taxes, net of current portion in the consolidated balance sheets.  As of December 31, 2018, the amount of uncertain tax benefits that, if recognized, would impact the effective income tax rate is $1,093.

The aggregate changes in the balance of gross uncertain tax positions, which excludes interest and penalties, for the years ended December 31, 2018, 2017 and 2016 were as follows:

Balance at January 1, 2016	$318
Settlement/decreases related to tax positions taken during prior years	—
Increases related to tax positions taken during prior years	—
Increases related to tax positions taken during the current year	—
Balance at December 31, 2016	318
Settlement/decreases related to tax positions taken during prior years	—
Increases related to tax positions taken during prior years	—
Increases related to tax positions taken during the current year	1,377
Balance at December 31, 2017	1,695
Settlement/decreases related to tax positions taken during prior years	—
Increases related to tax positions taken during prior years	241
Increases related to tax positions taken during the current year	810
Balance at December 31, 2018	$2,746

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various states and foreign jurisdictions. The Company and certain subsidiaries have tax years that remain open and are subject to examination by tax authorities in the following major taxing jurisdictions: United States for tax years 2015 through 2018, Ireland for tax years 2014 through 2018, China for tax years 2013 through 2018 (for transfer pricing adjustments, the statute of limitation in China is ten years). The Company files income tax returns on a combined, unitary, or stand-alone basis in multiple state and local jurisdictions, which generally have statutes of limitations from three to four years. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company would be required to adjust its provision for income tax in the period such resolution occurs. Although timing of the resolution and/or closure of audits is highly uncertain, the Company does not believe it is reasonably possible that its unrecognized tax benefits will materially change in the next 12 months.

9. Debt

The aggregate principal amount of debt outstanding as of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Term loans	$294,000	$297,000
Mortgage loan	6,958	7,261
Total principal amount of debt outstanding	$300,958	$304,261

Current and non-current debt obligations reflected in the consolidated balance sheets as of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Current liabilities:
Term loans	$3,000	$3,000
Mortgage loan	314	303
Current portion of principal payment obligations	3,314	3,303
Unamortized debt issuance costs, current portion	(1,135)	(1,147)
Current portion of long-term debt, net of unamortized debt issuance costs	$2,179	$2,156
Non-current liabilities:
Term loans	$291,000	$294,000
Mortgage loan	6,644	6,958
Non-current portion of principal payment obligations	297,644	300,958
Unamortized debt issuance costs, non-current portion	(4,364)	(5,499)
Long-term debt, net of current portion and unamortized debt issuance costs	$293,280	$295,459

Term Loan and Revolving Credit Facilities

On December 20, 2016, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, various lenders and JPMorgan Chase Bank, N.A. and Barclays Bank PLC providing for (i) a term loan facility of $300,000 and (ii) a revolving credit facility of up to $25,000 in revolving credit loans and letters of credit.

As of December 31, 2018 and 2017, $294,000 and $297,000 in principal amount, respectively, was outstanding under the term loan facility (the “Term Loans”) and the Company did not have any outstanding borrowings under the revolving credit facility; however, as of December 31, 2017, the Company had used $1,000 under the revolving credit facility for a stand-by letter of credit that served as collateral for a stand-by letter of credit issued by Bank of America to one of the Company’s customers pursuant to a contractual performance guarantee. As of December 31, 2018, the stand-by letter of credit that served as collateral was terminated, and the Company did not use any amount under the revolving credit facility. In addition, the Company may, subject to certain conditions, including the consent of the administrative agent and the institutions providing such increases, increase the facilities by an unlimited amount so long as the Company is in compliance with specified leverage ratios, or otherwise by up to $70,000.

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

For Eurodollar rate loans, the Company may select interest periods of one, two, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. The Company has the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at its option, subject, in the case of Eurodollar rate loans, to prepayment penalties if the conversion is effected prior to the end of the applicable interest period. As of December 31, 2018, the interest rate on the Term Loans was 6.52% per annum, which was based on a one-month Eurodollar rate of 2.52% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. As of December 31, 2017, the interest rate on the Term Loans was 5.69% per annum, which was based on a three-month Eurodollar rate of 1.69% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans.

Upon entering into the term loan facility, the Company incurred debt issuance costs of $7,811, which were initially recorded as a reduction of the debt liability and are amortized to interest expense using the effective interest method from the issuance date of the Term Loan until the maturity date. Principal payments of $3,000 were made under the term loan facility during the years ended December 31, 2018 and 2017. No principal payments were made during the year ended December 31, 2016. Interest expense, including the amortization of debt issuance costs, totaled $19,146, $16,800 and $538 for the years ended December 31, 2018, 2017 and 2016, respectively.

The revolving credit facility also requires payment of quarterly commitment fees at a rate of 0.25% per annum on the difference between committed amounts and amounts actually borrowed under the facility and customary letter of credit fees. For the years ended December 31, 2018 and 2017, interest expense related to the fee for the unused amount of the revolving credit facility totaled $62 and $61, respectively.

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

The facilities are secured by, among other things, a first priority security interest, subject to permitted liens, in substantially all of the Company’s assets and all of the assets of certain of its subsidiaries and a pledge of certain of the stock of certain of its subsidiaries, in each case subject to specified exceptions. The facilities contain customary affirmative and negative covenants, including certain restrictions on the Company’s ability to pay dividends, and, with respect to the revolving credit facility, a financial covenant requiring the Company to maintain a specified total net leverage ratio in the event that on the last day of any fiscal quarter the Company has utilized more than 30% of its borrowing capacity under the facility. As of December 31, 2018 and 2017, the Company had not utilized more than 30% of its borrowing capacity under the revolving credit facility and compliance with the financial covenant was not applicable.

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

The Company made principal payments under the Mortgage Loan of $303, $292 and $282 during the years ended December 31, 2018, 2017 and 2016, respectively. Interest expense, including the amortization of debt issuance costs, totaled $260, $272 and $283 for the years ended December 31, 2018, 2017 and 2016, respectively.

The Mortgage Loan is secured by the land and building purchased in March 2015 and subjects the Company to various affirmative, negative and financial covenants, including maintenance of a minimum debt service ratio. The Company was in compliance with all covenants of the Mortgage Loan as of December 31, 2018 and 2017.

As of December 31, 2018, aggregate minimum future principal payments of the Company’s debt are summarized as follows:

Year Ending December 31,
2019	$3,314
2020	9,644
2021	3,000
2022	3,000
2023	3,000
Thereafter	279,000
$300,958

10. Preferred Stock

Upon the closing of the Company’s IPO on December 19, 2017, all shares of the Company’s then-outstanding preferred stock automatically converted on a ten-for-one basis into an aggregate of 40,382 shares of the Company’s common stock. In addition, the Company filed a restated certificate of incorporation, which authorized the issuance of preferred stock with rights and preferences, including voting rights, designated from time to time by the board of directors. As of December 31, 2018, there were 5,000 shares of preferred stock authorized with a par value of $0.001 per share, and no shares of preferred stock issued or outstanding.

Special Dividends to Holders of Common and Preferred Stock

November 2017 Special Dividend

On November 30, 2017, the board of directors declared a special dividend to the holders of common stock and preferred stock of record on that date, contingent upon the closing of the Company’s IPO. The cash dividend declared to stockholders was $0.5802 per share of common stock, $5.8020 per share of Series B convertible preferred stock (the “Series B Preferred Stock”) and $5.8020 per share of Series C convertible preferred stock (the “Series C Preferred Stock”). Related to this special dividend declared in November 2017, the Company paid $865 and $42,137 of dividends to the common and preferred stockholders during the years ended December 31, 2018 and 2017, respectively, and no dividend payments with respect to this special dividend were payable as of December 31, 2018. As of December 31, 2017, dividend payments to be made totaled $865 and were included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

In connection with this special dividend declared in November 2017, the board of directors also approved, contingent upon the payment of the November 2017 special dividend, cash payments to be made to holders of the Company’s stock options, SARs and RSUs as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of the stock options, SARs and RSUs are equal to $0.5802 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to such holders will be made as their equity awards vest through fiscal year 2021. During the years ended December 31, 2018 and 2017, the Company paid $1,132 and $5,193, respectively, to the holders of such vested equity awards. As of December 31, 2018 and 2017, equitable adjustment payments to be made as equity awards vest through fiscal year 2021, net of estimated forfeitures, totaled $603 and $1,735, respectively, and were included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

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

May 2017 Special Dividend

On May 10, 2017, the board of directors declared and the stockholders approved a special dividend to the holders of common stock and preferred stock of record on that date. The cash dividend declared to stockholders was $1.1774 per share of common stock, $11.7744 per share of Series B Preferred Stock and $11.7744 per share of Series C Preferred Stock. Related to this special dividend declared in May 2017, the Company paid $87,133 of dividends to the common and preferred stockholders during the year ended December 31, 2017. No dividend payments with respect to this special dividend were payable as of December 31, 2018 and 2017.

In connection with the special dividend declared in May 2017, the board of directors also approved cash payments to be made to holders of the Company’s stock options, SARs and RSUs as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of the stock options, SARs and RSUs are equal to $1.1774 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to such holders will be made as their equity awards vest through fiscal year 2021. During the years ended December 31, 2018 and 2017, the Company paid $1,492 and $10,431 to the holders of such vested equity awards. As of December 31, 2018 and 2017, equitable adjustment payments to be made as equity awards vest through fiscal year 2021, net of estimated forfeitures, totaled $800 and $2,292, respectively, and were included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

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

December 2016 Special Dividend

On December 21, 2016, the board of directors declared, and on December 29, 2016 the stockholders approved, a special dividend to the holders of common stock and preferred stock of record on December 27, 2016. The cash dividend declared to stockholders was $2.3306 per share of common stock, $23.3058 per share of Series B Preferred Stock and $23.3058 per share of Series C Preferred Stock. Related to this special dividend declared in December 2016, the Company paid $77,153 and $94,272 of dividends to the common and preferred stockholders during the years ended December 31, 2017 and 2016, respectively. No dividend payments with respect to this special dividend were payable as of December 31, 2018 and 2017.

In connection with the special dividend declared in December 2016, the board of directors also approved cash payments to be made to holders of the Company’s stock options, SARs and RSUs as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of stock options, SARs and RSUs are equal to $2.3306 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to such holders will be made as their equity awards vest through fiscal year 2020. During the years ended December 31, 2018 and 2017, the Company paid $3,105 and $23,395, respectively, to the holders of such vested equity awards. During the year ended December 31, 2016, no payments were made to holders of such vested equity awards. As of December 31, 2018 and 2017, equitable adjustment payments to be made as equity awards vest through fiscal year 2020, net of estimated forfeitures, totaled $1,621 and $4,726, respectively, and were included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

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

June 2016 Special Dividend

On June 17, 2016, the board of directors declared and the stockholders approved a special dividend to the holders of common stock and preferred stock of record on that date. The cash dividend declared to stockholders was $0.5891 per share of common stock, $5.8910 per share of Series B Preferred Stock, and $5.8910 per share of Series C Preferred Stock. Related to this special dividend declared in June 2016, the Company paid $43,148 of dividends to the common and preferred stockholders during the year ended December 31, 2016. As of December 31, 2018 and 2017, no dividend payments with respect to this special dividend were payable.

In connection with the special dividend declared in June 2016, the board of directors also approved cash payments to be made to holders of the Company’s stock options, SARs and RSUs as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of stock options, SARs and RSUs are equal to $0.5891 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to such holders will be made as their equity awards vest through fiscal year 2020. During the years ended December 31, 2018, 2017 and 2016, the Company paid $684, $1,075 and $4,678, respectively to the holders of such vested equity awards. As of December 31, 2018 and 2017, equitable adjustment payments to be made as equity awards vest through fiscal year 2020, net of estimated forfeitures, totaled $296 and $980 and were included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

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

November 2014 Special Dividend

On November 30, 2014, the board of directors declared and the stockholders approved a special dividend to the holders of common stock and preferred stock of record on that date. The cash dividend declared to stockholders was $0.3835 per share of common stock, $3.8346 per share of Series B Preferred Stock and $3.8346 per share of Series C Preferred Stock. Related to this special dividend declared in November 2014, the Company paid no dividends to the common and preferred stockholders during the years ended December 31, 2018, 2017 and 2016, and no dividend payments with respect to this special dividend were payable as of December 31, 2018 or 2017.

In connection with the special dividend declared in November 2014, the board of directors also approved cash payments to be made to holders of the Company’s stock options and SARs as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of stock options and SARs are equal to $0.3835 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to the holders of stock options and SARs will be made as equity awards vested through fiscal year 2018. During the years ended December 31, 2018, 2017 and 2016, the Company paid $43, $117 and $203, respectively, to the holders of stock options and SARs for vested equity awards. As of December 31, 2018 and 2017, equitable adjustment payments to be made as equity awards vested through fiscal year 2018, net of estimated forfeitures, totaled $20 and $63, respectively, and were included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

11. Common Stock

Upon the closing of the IPO on December 19, 2017, the Company filed a restated certificate of incorporation, which authorized the Company to issue 500,000 shares of $0.001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stock. Through December 31, 2018, except for the special cash dividends declared on November 30, 2014, June 17, 2016, December 21, 2016, May 10, 2017 and November 30, 2017 (see Note 10), no dividends have been declared by the board of directors.

As of December 31, 2018, the Company had reserved 18,747 shares of common stock for the exercise of outstanding stock options, the vesting of outstanding RSUs, and the number of shares remaining available for grant under the Company’s 2017 Stock Incentive Plan (see Note 12).

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

Stock Repurchase Program

On August 14, 2018, the Company announced a stock repurchase program authorizing it to repurchase up to $75,000 of the Company’s common stock. During the year ended December 31, 2018, the Company repurchased and retired 5,172 shares for $75,000, before commissions. Stock repurchases under this program are now complete.

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

2017 Stock Incentive Plan

On November 17, 2017, the Company’s board of directors adopted, and on November 30, 2017, the Company’s stockholders approved, the 2017 Plan, which became effective immediately prior to the effectiveness of the registration statement for the IPO. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2017 Plan is the sum of 7,161 shares, plus the number of shares (up to 18,746 shares) equal to the sum of (i) the number of shares remaining available for issuance under the 2003 Plan and 2011 Plan upon the effectiveness of the 2017 Plan and (ii) the number of shares of common stock subject to outstanding awards under the 2003 Plan and 2011 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. The number of shares of common stock that may be issued under the 2017 Plan will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 20,000 shares, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, repurchased or are otherwise terminated by the Company under the 2017 Plan will be added back to the shares of common stock available for issuance under the 2017 Plan.  The total number of shares authorized for issuance under the 2017 Plan was 10,154 shares as of December 31, 2018, of which 8,422 shares remained available for future grant.

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

The assumptions used in the Black-Scholes option-pricing model were as follows:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.7%–3.0%	2.0%–2.2%	1.1%–1.5%
Expected term (in years)	6.0–6.2	6.0–6.2	4.7–6.2
Expected volatility	30.6%–32.6%	33.0%–38.5%	34.2%–40.4%
Expected dividend yield	0.0%	0.0%	0.0%

Stock Options

A summary of option activity under the 2003 Plan, the 2011 Plan and the 2017 Plan for the year ended December 31, 2018 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at January 1, 2018	15,579	$4.55	6.18	$205,717
Granted	749	20.78
Exercised	(6,576)	2.24
Forfeited	(186)	10.87
Outstanding at December 31, 2018	9,566	$7.29	6.35	$61,561
Options exercisable at December 31, 2018	6,844	$4.79	5.56	$57,051
Vested or expected to vest at December 31, 2018	9,420	$7.18	6.32	$61,418

The weighted-average grant-date fair value of options granted during the years ended December 31, 2018, 2017 and 2016 was $7.59, $4.74 and $3.71 per share, respectively. Cash proceeds received upon the exercise of options were $14,730, $274 and $594 during the years ended December 31, 2018, 2017 and 2016, respectively. The intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $105,787, $1,915 and $5,001, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Restricted Stock Units

On March 8, 2018, June 6, 2018, June 14, 2018, September 27, 2018, November 27, 2018 and December 14, 2018, the Company granted 103, 7, 83, 185, 20 and 22 RSUs, respectively, under the 2017 Plan. On January 31, 2017 and May 15, 2017, the Company granted 176 and 15 RSUs, respectively, under the 2011 Plan.  On December 15, 2017, the Company granted 35 RSUs under the 2017 Plan.  On March 26, 2016 and January 23, 2015, the Company granted 244 and 2,103 RSUs, respectively, under the 2011 Plan. The RSUs vest ratably over a one- to four-year period from the date of grant. The grant-date fair value of each RSU award is being recorded as stock-based compensation expense on a straight-line basis, net of estimated forfeitures, over the requisite service period for the RSUs, which is generally one to four years. The fair value of each RSU on the date of grant is the estimated fair value of the underlying common stock on the date of the grant. A summary of RSU activity under the 2011 Plan and the 2017 Plan for the year ended December 31, 2018 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2018	896	$7.09
Granted	420	18.07
Vested	(516)	5.87	$9,112
Forfeited	(41)	17.91
Unvested balance at December 31, 2018	759	$13.40

The Company withheld 1, 310 and 37 shares of common stock in settlement of employee tax withholding obligations due upon the vesting of RSUs during the years ended December 31, 2018, 2017 and 2016, respectively.

Stock Appreciation Rights

In January 2017, the Company granted 110 SARs that allow the holder the right, upon exercise, to receive in cash the amount of the difference between the fair value of the Company’s common stock at the date of exercise and the price of the underlying common stock at the date of grant of each SAR. The price of the underlying common stock on the date of grant was $12.24 per share and the grant-date fair value was $4.52 per SAR. The SARs vest over a four-year period from the date of grant and expire ten years from the date of grant. As of December 31, 2018, 240 SARs were outstanding and 35 were unvested. As of December 31, 2018, there were 205 SARs exercisable and the fair value of each SAR was $7.21 per SAR. The fair value of the SAR liability as of December 31, 2018 and 2017 was $1,387 and $2,155, respectively (see Note 6), and was included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $8,894, $9,136 and $8,304 during the years ended December 31, 2018, 2017 and 2016, respectively, which is based on the number of stock options, RSUs and SARs ultimately expected to vest. As of December 31, 2018, there was $18,405 of unrecognized compensation cost related to outstanding stock options, RSUs and SARs, which is expected to be recognized over a weighted-average period of 2.67 years.

Stock-based compensation expense related to stock options, RSUs and SARs for the years ended December 31, 2018, 2017 and 2016 was classified in the consolidated statements of operations and comprehensive income as follows:

	Year Ended December 31,
	2018	2017	2016
Cost of revenue	$249	$306	$237
Research and development expenses	1,864	2,864	2,306
Sales and marketing expenses	1,229	1,112	1,147
General and administrative expenses	5,552	4,854	4,614
	$8,894	$9,136	$8,304

13. Net Income (Loss) per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income	$73,006	$88,500	$88,668
Cumulative dividends on convertible preferred stock	—	(5,674)	(5,884)
Dividends declared on convertible preferred stock	—	(70,977)	(117,903)
Net income (loss) attributable to common stockholders, basic and diluted	$73,006	$11,849	$(35,119)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	83,539	35,359	32,864
Dilutive effect of stock options	8,086	9,141	—
Dilutive effect of restricted stock units	252	472	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	91,877	44,972	32,864
Net income (loss) per share attributable to common stockholders:
Basic	$0.87	$0.34	$(1.07)
Diluted	$0.79	$0.26	$(1.07)

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2018	2017	2016
Convertible preferred stock (on an as-converted basis)	—	—	40,382
Options to purchase common stock	2,213	2,281	14,407
Unvested restricted stock units	168	35	1,398

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

The following table summarizes the Company’s revenue based on the customer’s location, as determined by the customer’s shipping address:

	Year Ended December 31,
	2018	2017	2016
North America:
United States	$104,124	$143,540	$105,318
Canada	41,884	58,316	78,623
Total North America	146,008	201,856	183,941
Latin America	32,283	40,347	47,314
Europe, Middle East and Africa:
Germany	45,864	13,396	1,644
Other	35,479	48,062	43,561
Total Europe, Middle East and Africa	81,343	61,458	45,205
Asia-Pacific	37,493	47,914	39,668
Total revenue(1)	$297,127	$351,575	$316,128

(1)	Other than the United States, Germany and Canada, no individual countries represented 10% or more of the Company’s total revenue for any of the periods presented.

The Company’s property and equipment, net by location was as follows:

	December 31,
	2018	2017
United States	$25,088	$24,903
China	2,623	2,612
Other	2,168	1,848
Total property and equipment, net	$29,879	$29,363

15. Related Parties

Transactions Involving Liberty Global Ventures Holding B.V. and its Affiliates

Liberty Global Ventures Holding B.V. was a principal stockholder of the Company through its ownership of common stock. Affiliates of Liberty Global Ventures Holding B.V. (“Liberty Global Affiliates”) are customers of the Company. Liberty Global Affiliates ceased being a principal stockholder as of October 19, 2018, when it disposed a portion of its ownership of the Company’s stock. During the periods in which it was a related party in the years ended December 31, 2018, 2017 and 2016, the Company recognized revenue of $22,252, $39,370 and $31,737, respectively, from transactions with Liberty Global Affiliates and amounts received in cash from Liberty Global Affiliates totaled $30,432, $38,273 and $29,143, respectively. As of December 31, 2017, amounts due from Liberty Global Affiliates totaled $13,367.

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

In connection with special dividends declared by the Company’s board of directors in November 2014, June 2016, December 2016, May 2017 and November 2017 (see Note 10), the board of directors also approved cash payments to be made to holders of the Company’s stock options, SARs and RSUs in accordance with the provisions of the Company’s equity incentive plans. In connection with the special dividends declared in December 2016 and May 2017, the Company paid Mr. Styslinger $1,075 as equitable adjustments in the year ended December 31, 2017. The Company made no payments to Mr. Styslinger as equitable adjustments in the year ended December 31, 2018.

In addition, during both the years ended December 31, 2018 and 2017, the Company recognized general and administrative expenses of $205 for Mr. Styslinger’s services as a non-employee director. As of December 31, 2018, $14 was due to Mr. Styslinger for his services as a non-employee director. No amount was due to Mr. Styslinger for his services as a non-employee director as of December 31, 2017.

Employment of Rongke Xie

Rongke Xie, who serves as Deputy General Manager of Guangzhou Casa Communication Technology LTD (“Casa China”), a subsidiary of the Company, is the sister of Lucy Xie, the Company’s Senior Vice President of Operations and a member of the Company’s board of directors. Casa China paid Rongke Xie $143, $160 and $140 in total compensation in the years ended December 31, 2018, 2017 and 2016, respectively, for her services as an employee.

In addition, during the year ended December 31, 2018, the Company granted to Rongke Xie 5 RSUs, which vest in annual installments over a four-year period. The grant-date fair value of the award totaled $100, which will be recorded as stock-based compensation expense over the vesting period of the award. During the year ended December 31, 2018, the Company recognized general and administrative expenses of $13 related to this award.

16. Commitments and Contingencies

Operating Leases

The Company leases manufacturing, warehouse and office space in the United States, China, Spain and Ireland under non-cancelable operating leases that expire in 2021, 2022, 2022 and 2026, respectively. The Ireland lease provides the Company the right to terminate in 2021. Rent expense for the years ended December 31, 2018, 2017 and 2016 was $1,029, $933 and $572, respectively. Rent expense is recorded on a straight-line basis, and, as a result, as of December 31, 2018 and 2017, the Company had a deferred rent liability of $184 and $258, respectively, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2018 were as follows:

Year Ending December 31,
2019	$911
2020	927
2021	753
2022	72
2023	5
Thereafter	—
$2,668

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

As of December 31, 2018 and 2017, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities were recorded in its consolidated financial statements.

Litigation

From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges and litigation. As of December 31, 2018, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

17. Employee Benefit Plan

The Company has a Section 401(k) defined contribution savings plan for its employees. The plan covers substantially all employees in the United States who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis, subject to certain limitations. Company contributions to the plan may be made at the discretion of the board of directors. Effective January 1, 2014, the Company commenced matching contributions in the amount of 50% of the employee’s contributions of up to 6% of eligible wages. The Company made matching contributions to the plan of $1,630, $1,484 and $1,313 in the years ended December 31, 2018, 2017 and 2016, respectively.

18. Selected Quarterly Financial Information (Unaudited)

The following tables set forth selected unaudited quarterly consolidated statements of income data for each of the quarters in the years ended December 31, 2018 and 2017:

	Three Months Ended
	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017
	(in thousands)
Revenue:
Product	$57,446	$60,817	$58,537	$80,189	$106,741	$84,196	$55,750	$65,209
Service	10,379	10,689	10,185	8,885	11,221	10,063	10,875	7,520
Total revenue	67,825	71,506	68,722	89,074	117,962	94,259	66,625	72,729
Cost of revenue:
Product	16,738	13,272	18,560	25,780	25,673	23,824	19,909	19,132
Services	1,408	1,303	761	1,339	1,336	1,442	938	1,257
Total cost of revenue	18,146	14,575	19,321	27,119	27,009	25,266	20,847	20,389
Gross profit	49,679	56,931	49,401	61,955	90,953	68,993	45,778	52,340
Operating expenses:
Research and development	17,345	16,403	16,696	20,530	16,765	15,217	14,227	14,468
Sales and marketing	10,063	10,234	9,621	11,268	12,619	8,747	8,156	10,080
General and administrative	5,439	7,671	6,542	7,188	7,176	4,866	4,526	4,995
Total operating expenses	32,847	34,308	32,859	38,986	36,560	28,830	26,909	29,543
Income from operations	16,832	22,623	16,542	22,969	54,393	40,163	18,869	22,797
Other income (expense), net	(3,578)	(2,731)	(3,319)	(3,400)	(3,546)	(3,552)	(2,766)	(3,540)
Income before provision for (benefit from) income taxes	13,254	19,892	13,223	19,569	50,847	36,611	16,103	19,257
Provision for (benefit from) income taxes	(1,662)	995	(8,194)	1,793	21,984	12,288	(1,057)	1,103
Net income	$14,916	$18,897	$21,417	$17,776	$28,863	$24,323	$17,160	$18,154
Net income (loss) per share attributable to common stockholders:
Basic	$0.18	$0.22	$0.26	$0.22	$0.10	$0.31	$(0.95)	$0.23
Diluted	$0.17	$0.21	$0.23	$0.19	$0.08	$0.27	$(0.95)	$0.20

19. Subsequent Events

Stock Repurchase Program

On February 19, 2019, the board of directors authorized the repurchase of up to $75,000 of the Company’s common stock under a stock repurchase program.  The repurchase program may be superseded or discontinued at any time and has no expiration date.

NetComm Wireless

On February 21, 2019, the Company entered into a definitive agreement to acquire NetComm Wireless Limited for cash consideration of approximately $161,000 Australian dollars, or AUD ($115,300 United States dollars, or USD, based on an exchange rate of USD $0.716 per AUD $1.00 on February 21, 2019). The Company expects the transaction will close in June 2019, subject to closing conditions and required approvals.

Customer Receivable

On February 25, 2019, a customer unexpectedly announced that it had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of December 31, 2018, amounts due from the customer totaled $1,255, or 1.5%, of aggregate accounts receivable. For the year ended December 31, 2018, sales to the customer represented less than 0.4% of total revenue.  The Company is assessing the bankruptcy filing and may need to write off this receivable balance in a future period if the receivable is deemed uncollectible.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and,

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework.  Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K is expected to be incorporated by reference herein to our definitive proxy statement for our 2019 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

The information required by this Item is expected to be incorporated by reference herein to our definitive proxy statement for our 2019 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is expected to be incorporated by reference herein to our definitive proxy statement for our 2019 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is expected to be incorporated by reference herein to our definitive proxy statement for our 2019 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item is expected to be incorporated by reference herein to our definitive proxy statement for our 2019 Annual Meeting of Stockholders.

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

(3) Exhibits

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-38324	12/19/2017	3.1

3.2	By‑laws of the Registrant	8-K	001-38324	12/19/2017	3.2

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-221658	12/4/2017	4.1

10.1#	Form of Indemnification Agreement between the Registrant and its executive officers and directors	S-1	333-221658	11/17/2017	10.1

10.2#	2003 Stock Incentive Plan, as amended	S-1	333-221658	11/17/2017	10.2

10.3#	Form of Incentive Stock Option Agreement under 2003 Stock Incentive Plan	S-1	333-221658	11/17/2017	10.3

10.4#	Form of Nonstatutory Stock Option Agreement under 2003 Stock Incentive Plan	S-1	333-221658	11/17/2017	10.4

10.5#	Form of Restricted Stock Agreement under 2003 Stock Incentive Plan	S-1	333-221658	11/17/2017	10.5

10.6#	2011 Stock Incentive Plan, as amended	S-1	333-221658	11/17/2017	10.6

10.7#	Form of Incentive Stock Option Agreement under 2011 Stock Incentive Plan	S-1	333-221658	11/17/2017	10.7

10.8#	Form of Nonstatutory Stock Option Agreement under 2011 Stock Incentive Plan	S-1	333-221658	11/17/2017	10.8

10.9#	Form of Restricted Stock Agreement under 2011 Stock Incentive Plan	S-1	333-221658	11/17/2017	10.9

10.10#	Form of Restricted Stock Unit Agreement under 2011 Stock Incentive Plan	S-1	333-221658	11/17/2017	10.10

10.11#	Form of Stock Appreciation Rights Agreement under 2011 Stock Incentive Plan	S-1	333-221658	11/17/2017	10.11

10.12#	2017 Stock Incentive Plan	S-1	333-221658	11/17/2017	10.12

10.13#	Form of Stock Option Agreement under 2017 Stock Incentive Plan	S-1	333-221658	11/17/2017	10.13

10.14#	Form of Restricted Stock Unit Agreement under 2017 Stock Incentive Plan	S-1	333-221658	11/17/2017	10.14

10.15#	Offer Letter between the Registrant and Gary Hall, dated May 25, 2011	S-1	333-221658	11/17/2017	10.15

10.16#	Offer Letter between the Registrant and Abraham Pucheril, dated August 18, 2012	S-1	333-221658	11/17/2017	10.16

10.17#	Consulting Agreement between the Registrant and Bill Styslinger, dated March 5, 2012, as amended	S-1	333-221658	11/17/2017	10.17

10.18	Mortgage, Security Agreement and Financing Statement, dated July 1, 2015, between Casa Properties LLC and Middlesex Savings Bank	S-1	333-221658	11/17/2017	10.18

10.19	Registration Rights Agreement, dated April 26, 2010, between the Registrant and the investors party thereto	S-1	333-221658	11/17/2017	10.19

10.20	Credit Agreement, dated as of December 20, 2016, by and among the Registrant and JPMorgan Chase Bank, N.A., as agent, and the other agents, arrangers and lenders party thereto	S-1	333-221658	11/17/2017	10.20

10.21	Letters, dated as of February 1, 2017 and April 14, 2017, from the Registrant to the lenders party to the Credit Agreement	S-1	333-221658	11/17/2017	10.21

10.22	Security Agreement, dated as of December 20, 2016, by and among the Registrant, each of the subsidiaries of the Registrant party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-221658	11/17/2017	10.22

10.23†	Master Purchase Agreement, dated October 31, 2013, between Time Warner Cable Enterprises LLC and Casa Systems, Inc., as amended	S-1	333-221658	11/17/2017	10.23

10.24#	Employment Agreement, dated November 17, 2017, by and between the Registrant and Jerry Guo	S-1	333-221658	11/17/2017	10.24

10.25#	Employment Agreement, dated November 17, 2017, by and between the Registrant and Lucy Xie	S-1	333-221658	11/17/2017	10.25

10.26#	Employment Agreement, dated November 17, 2017, by and between the Registrant and Weidong Chen	S-1	333-221658	11/17/2017	10.26

10.27#	Offer Letter, dated November 19, 2018, by and between the Registrant and Maurizio Nicolelli					✓

10.28	Deed, dated February 21, 2019 by and between the Registrant and NetComm Wireless Limited	8-K	001-38324	2/21/2019	10.1

21.1	Subsidiaries of the Registrant					✓

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					✓

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					✓

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					✓

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
#	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(b) of Form 10-K.

†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

*	Furnished herewith.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Andover, Commonwealth of Massachusetts, on this 28th day of February, 2019.

CASA SYSTEMS, INC.

By:	/s/ Jerry Guo
Jerry Guo
President, Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jerry Guo	President, Chief Executive Officer and Chairman	February 28, 2019
Jerry Guo	(Principal Executive Officer)

/s/ Maurizio Nicolelli	Chief Financial Officer	February 28, 2019
Maurizio Nicolelli	(Principal Financial and Accounting Officer)

/s/ Lucy Xie	Senior Vice President of Operations and Director	February 28, 2019
Lucy Xie

/s/ Weidong Chen	Chief Technology Officer and Director	February 28, 2019
Weidong Chen

/s/ Susana D’Emic	Director	February 28, 2019
Susana D’Emic

/s/ Bruce R. Evans	Director	February 28, 2019
Bruce R. Evans

/s/ Michael T. Hayashi	Director	February 28, 2019
Michael T. Hayashi

/s/ Daniel S. Mead	Director	February 28, 2019
Daniel S. Mead

/s/ Bill Styslinger	Director	February 28, 2019
Bill Styslinger

/s/ Joseph S. Tibbetts, Jr.	Director	February 28, 2019
Joseph S. Tibbetts, Jr.