Form 10-Q
period 2019-03-31
Casa Systems Inc
filed 2019-05-07
CIK 1333835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	CASA	The Nasdaq Stock Market LLC

As of April 30, 2019, the registrant had 83,830,152 shares of common stock, $0.001 par value per share, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$264,411	$280,587
Accounts receivable, net of provision for doubtful accounts of $1,665 and $410 as of March 31, 2019 and December 31, 2018, respectively	50,091	81,782
Inventory	67,773	50,997
Prepaid expenses and other current assets	4,979	3,755
Prepaid income taxes	1,636	390
Total current assets	388,890	417,511
Property and equipment, net	29,482	29,879
Accounts receivable, net of current portion	1,997	2,388
Deferred tax assets	23,703	21,578
Other assets	3,694	3,293
Total assets	$447,766	$474,649
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,814	$17,776
Accrued expenses and other current liabilities	23,088	36,992
Accrued income taxes	1,568	958
Deferred revenue	31,319	31,206
Current portion of long-term debt, net of unamortized debt issuance costs	2,184	2,179
Total current liabilities	75,973	89,111
Accrued income taxes, net of current portion	5,124	4,923
Deferred revenue, net of current portion	8,504	12,479
Long-term debt, net of current portion and unamortized debt issuance costs	292,731	293,280
Total liabilities	382,332	399,793
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized as of March 31, 2019 and December 31, 2018; no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 500,000 shares authorized as of March 31, 2019 and December 31, 2018; 83,734 and 82,961 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	84	83
Additional paid-in capital	159,992	156,939
Accumulated other comprehensive loss	(445)	(1,158)
Accumulated deficit	(94,197)	(81,008)
Total stockholders’ equity	65,434	74,856
Total liabilities and stockholders’ equity	$447,766	$474,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Product	$26,653	$80,189
Service	8,833	8,885
Total revenue	35,486	89,074
Cost of revenue:
Product	9,429	25,780
Service	1,560	1,339
Total cost of revenue	10,989	27,119
Gross profit	24,497	61,955
Operating expenses:
Research and development	18,405	20,530
Selling, general and administrative	20,193	18,456
Total operating expenses	38,598	38,986
(Loss) income from operations	(14,101)	22,969
Other income (expense):
Interest income	1,652	1,095
Interest expense	(5,197)	(4,672)
Loss on foreign currency, net	(92)	(24)
Other income, net	229	201
Total other income (expense), net	(3,408)	(3,400)
(Loss) income before (benefit from) provision for income taxes	(17,509)	19,569
(Benefit from) provision for income taxes	(2,170)	1,793
Net (loss) income	(15,339)	17,776
Other comprehensive income—foreign currency translation adjustment	713	1,162
Comprehensive (loss) income	$(14,626)	$18,938
Net (loss) income attributable to common stockholders:
Basic and diluted	$(15,339)	$17,776
Net (loss) income per share attributable to common stockholders:
Basic	$(0.18)	$0.22
Diluted	$(0.18)	$0.19
Weighted-average shares used to compute net (loss) income per share attributable to common stockholders:
Basic	83,323	81,629
Diluted	83,323	93,594

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 1, 2019	82,961	$83	$156,939	$(1,158)	$(81,008)	$74,856
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	773	1	493	—	—	494
Foreign currency translation adjustment, net of tax of $0	—	—	—	713	—	713
Effect of adopted accounting standards (Note 2)	—	—	—	—	2,150	2,150
Stock-based compensation	—	—	2,560	—	—	2,560
Net loss	—	—	—	—	(15,339)	(15,339)
Balances at March 31, 2019	83,734	$84	$159,992	$(445)	$(94,197)	$65,434

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2018	81,043	$81	$128,798	$194	$(78,917)	$50,156
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	758	1	674	—	—	675
Foreign currency translation adjustment, net of tax of $0	—	—	—	1,162	—	1,162
Stock-based compensation	—	—	2,064	—	—	2,064
Net income	—	—	—	—	17,776	17,776
Balances at March 31, 2018	81,801	$82	$131,536	$1,356	$(61,141)	$71,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows (used in) provided by operating activities:
Net (loss) income	$(15,339)	$17,776
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,396	2,302
Stock-based compensation	1,900	4,230
Deferred income taxes	(2,700)	1,040
Increase in provision for doubtful accounts	1,255	—
Excess and obsolete inventory valuation adjustment	(613)	(1,043)
Changes in operating assets and liabilities:
Accounts receivable	25,289	28,470
Inventory	(16,986)	7,713
Prepaid expenses and other assets	(1,721)	103
Prepaid income taxes	(1,245)	(1,273)
Accounts payable	1,165	1,644
Accrued expenses and other current liabilities	(8,171)	(7,162)
Accrued income taxes	812	1,969
Deferred revenue	109	(4,626)
Net cash (used in) provided by operating activities	(13,849)	51,143
Cash flows used in investing activities:
Purchases of property and equipment	(1,835)	(2,539)
Net cash used in investing activities	(1,835)	(2,539)
Cash flows used in financing activities:
Principal repayments of debt	(828)	(826)
Proceeds from exercise of stock options	1,498	675
Employee taxes paid related to net share settlement of equity awards	(1,004)	—
Payments of dividends and equitable adjustments	(761)	(2,241)
Payments of initial public offering costs	—	(976)
Net cash used in financing activities	(1,095)	(3,368)
Effect of exchange rate changes on cash and cash equivalents	609	1,039
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,170)	46,275
Cash, cash equivalents and restricted cash at beginning of period	281,606	260,820
Cash, cash equivalents and restricted cash at end of period (1)	$265,436	$307,095
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,682	$4,291
Cash paid for income taxes	$683	$53
Supplemental disclosures of non-cash operating, investing and financing activities:
Purchases of property and equipment included in accounts payable	$858	$287
Prepaid expenses and other current assets included in accounts payable	$157	$241
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$—	$171
Unpaid equitable adjustments included in accrued expenses and other current liabilities	$2,575	$8,420
Release of customer incentives included in accounts receivable and accrued expenses and other current liabilities	$5,389	$5,754

(1)	See Note 2 of the accompanying notes for a reconciliation of the ending balance of cash, cash equivalents and restricted cash shown in these condensed consolidated statements of cash flows.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(Unaudited)

1. Nature of Business and Basis of Presentation

Casa Systems, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on February 28, 2003. The Company is a global communications technology company headquartered in Andover, Massachusetts and has wholly owned subsidiaries in China, France, Canada, Ireland, Spain, Colombia, the Netherlands and Hong Kong.

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

On April 30, 2018, the Company closed its follow-on public offering in which certain stockholders sold 7,350 shares of the Company’s common stock at a price of $25.00 per share, before deducting underwriting discounts and commissions (the “follow-on offering”). The Company did not sell any common stock in the follow-on offering and did not receive any of the proceeds from the sale of the Company’s common stock by the selling stockholders. In connection with the sale of the Company’s common stock in the follow-on offering, certain of the selling stockholders disgorged $3,770 of profits recognized from the sale, after deducting $41 of offering costs, to the Company in accordance with Section 16(b) of the Securities Exchange Act of 1934, as amended, which was recorded as an increase in additional paid-in capital. The Company incurred $856 of transaction costs in connection with the follow-on offering, of which $815 was recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the initial public offering, subject to specified conditions.  The JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company will adopt the new or revised standard at the time private companies adopt the new or revised standard, provided that the Company continues to be an emerging growth company. The JOBS Act provides that the decision to take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable.

The accompanying condensed consolidated balance sheet as of March 31, 2019, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2019 and 2018, the condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 and the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2019 and 2018 are unaudited. The financial data and other information disclosed in these notes related to the three months ended March 31, 2019 and 2018 are also unaudited. The accompanying condensed consolidated balance sheet as of December 31, 2018 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019 (the “Annual Report on Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K. There have been no material changes to the Company’s accounting policies from those disclosed in the Annual Report on Form 10-K that would have a material impact on the Company’s condensed consolidated financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations and cash flows to be anticipated for the full year ending December 31, 2019 or any future period.

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

Significant estimates and judgments relied upon by management in preparing these condensed consolidated financial statements include revenue recognition, provision for doubtful accounts, reserves for excess and obsolete inventory, valuation of inventory and deferred inventory costs, the expensing and capitalization of software-related research and development costs, amortization and depreciation periods, recoverability of net deferred tax assets, valuations of uncertain tax positions, (benefit from) provision for income taxes, warranty allowances, the valuation of the Company’s common stock and other equity instruments, and stock-based compensation expense.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments maturing within three months from the date of purchase. As of March 31, 2019 and December 31, 2018, the Company’s cash and cash equivalents consisted of investments in certificates of deposit and money market mutual funds.

Restricted cash, which was included in other assets as of March 31, 2019 and December 31, 2018, consisted of a certificate of deposit of $1,000 pledged as collateral for a stand-by letter of credit required to support a contractual obligation.

The following table is a reconciliation of cash, cash equivalents and restricted cash included in the accompanying condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash included in the accompanying condensed consolidated statements of cash flows:

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$264,411	$307,095
Restricted cash included in other assets	1,025	—
	$265,436	$307,095

Accounts Receivable

Accounts receivable are presented net of a provision for doubtful accounts, which is an estimate of amounts that may not be collectible. Accounts receivable for customer contracts with customary payment terms, which are one year or less, are recorded at invoiced amounts and do not bear interest. The Company generally does not require collateral, but the Company may, in certain instances based on its credit assessment, require full or partial prepayment prior to shipment.

In limited instances, for certain customers and/or for certain transactions, the Company provides extended payment terms that are considered significant financing components. These extended payment terms allow the customer to pay for the purchased equipment in monthly, other periodic or lump-sum payments over a period of one to five years. In certain circumstances, the receivables may be collateralized by the underlying assets over the payment period. Payments due beyond 12 months from the balance sheet date are recorded as non-current assets.

Accounts receivable as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Current portion of accounts receivable, net:
Accounts receivable, net	$48,003	$79,526
Accounts receivable, extended payment terms	2,088	2,256
	50,091	81,782
Accounts receivable, net of current portion:
Accounts receivable, extended payment terms	1,997	2,388
	$52,088	$84,170

The Company performs ongoing credit evaluations of its customers and, if necessary, provides a provision for doubtful accounts and expected losses. When assessing and recording its provision for doubtful accounts, the Company evaluates the age of its accounts receivable, current economic trends, creditworthiness of the customers, customer payment history, and other specific customer and transaction information. The Company writes off accounts receivable against the provision when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. Adjustments to the provision for doubtful accounts are recorded as selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

As of March 31, 2019 and December 31, 2018, the Company concluded that all amounts due under extended payment terms were collectible and no reserve for credit losses was recorded. During the three months ended March 31, 2019 and 2018, the Company did not provide a reserve for credit losses and did not write off any uncollectible receivables due under extended payment terms.

Concentration of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash and cash equivalents consist of demand deposits, savings accounts, money market mutual funds, and certificates of deposit with financial institutions, which may exceed Federal Deposit Insurance Corporation limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Significant customers are those that represent 10% or more of revenue or accounts receivable and are set forth in the following tables:

	Revenue		Accounts Receivable, Net
	Three Months Ended March 31,		March 31,	December 31,
	2019	2018	2019	2018
Customer A	25%	27%	16%	13%
Customer B	12%	18%	14%	15%
Customer C	*	*	*	18%
Customer D	*	*	28%	28%
Customer E	*	12%	*	*

*	Less than 10% of total

Customer B, Liberty Global Affiliates, was a related party prior to October 19, 2018, when it disposed a portion of its ownership of the Company’s stock (see Note 14).

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

Revenue Recognition

Effective January 1, 2019, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective transition method.  This method was applied to contracts that were not complete as of the date of initial application. The following is a summary of new and/or revised significant accounting policies affected by the Company’s adoption of ASC 606, which relate primarily to revenue and cost recognition. Refer to Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for the policies in effect for revenue and cost recognition prior to January 1, 2019.

The Company generates revenue from sales of its products, along with associated maintenance, support and extended hardware warranty services, and, to a lesser extent, from sales of professional services. The Company also generates revenue from sales of additional line cards and software-based capacity expansions. Maintenance and support services include telephone support, bug fixes and unspecified software upgrades and updates provided on a when-and-if-available basis and/or extended hardware warranty.

In the Company’s condensed consolidated statements of operations and comprehensive income (loss), revenue from sales of broadband products and capacity expansions is classified as product revenue, and revenue from maintenance and support and professional services is classified as service revenue.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products or services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these products or services. To achieve the core principle of this standard, the Company applies the following five steps:

1) Identify the contract with a customer - The Company considers binding contracts and/or purchase orders to be customer contracts, provided collection is probable. Collectibility is assessed based on a number of factors that generally include information supplied by credit agencies, references and/or analysis of customer accounts and payment history. The Company combines contracts with customers if those contracts were negotiated as a single deal or contain price dependencies.

2) Identify the performance obligations in the contract - Performance obligations are identified as products and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the product or service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the products or services is separately identifiable from other promises in the contract.

3) Determine the transaction price - The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring products or services to the customer. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that no significant future reversal of cumulative revenue under the contract will occur.

4) Allocate the transaction price to performance obligations in the contract - The transaction price is allocated to performance obligations based on a relative standalone selling price (“SSP”).

5) Recognize revenue when or as the Company satisfies a performance obligation - Revenue from product sales is recognized upon delivery to the customer, or upon the later receipt of customer acceptance of the product when such acceptance is required.

Performance Obligations

The majority of the Company’s contracts with customers contain multiple performance obligations including products and maintenance services, and on a limited basis, professional services. For these contracts, the Company accounts for individual performance obligations separately if they are considered distinct. The Company’s broadband products, Axyom products, maintenance services and professional services are considered distinct performance obligations. When multiple performance obligations exist in a customer contract, the transaction price is allocated to the separate performance obligations on a relative SSP basis. Determination of SSP requires judgment and is based on the best evidence available which may include the standalone selling price of products when sold on a standalone basis to similar customers in similar circumstances, or in the absence of standalone sales, taking into consideration the Company’s historical pricing practices by customer type, selling method (i.e. resellers or direct), and geographic-specific market factors.

Product revenue

The Company’s broadband products have both software and non-software (i.e., hardware) components that function together to deliver the products’ essential functionality. Broadband hardware products generally cannot be used apart from the embedded software and is considered one distinct performance obligation. Revenue on broadband hardware products with embedded software is recognized at a point in time when control of the products is transferred to the customer, which is typically when risk of loss has transferred and the right to payment is enforceable. This is generally when the product has shipped or been delivered, based on agreed-upon shipping terms. The Company also earns revenue from the sale of software-enabled capacity expansions. Revenue on software-enabled capacity expansions are distinct performance obligations as they are separately identifiable and provide additional bandwidth capacity on hardware products already purchased by the customer. Revenue is recognized on software-enabled capacity expansions when control is transferred, which is typically when risk of loss has transferred and the right to payment is enforceable. This is generally when the software-based capacity expansions are made available to the customer.

The Company also generates revenue from the sale of its Axyom software platform and related delivery platform hardware including indoor and outdoor Apex small cells. Perpetual licenses and hardware are distinct performance obligations as they are separately identifiable and the customer can benefit from the licenses and hardware on their own. Revenue is recognized at a point in time when control of the products is transferred to the customer, which is typically when risk of loss has transferred and the right to payment is enforceable. Generally, this occurs when software licenses are made available to customers and hardware products are shipped or delivered, based on agreed-upon shipping terms.

When customer contracts require acceptance of product and services, the Company considers the nature of the acceptance provisions to determine if they are substantive or considered a formality that does not impact the timing of revenue recognition. When acceptance provisions are considered substantive, the Company will defer revenue on all performance obligations in the contract subject to acceptance until acceptance has been received. The Company does not defer revenue when acceptance provisions are deemed a formality.

Maintenance and support services and professional services revenue

The Company’s broadband and Axyom products are sold with maintenance and support services, a distinct performance obligation, that includes the stand-ready obligation to provide telephone support, bug fixes and unspecified software upgrades and updates provided on a when-and-if-available basis and/or extended hardware warranty. After the initial sale, customers may purchase annual renewals of support contracts. The Company’s telephone support and unspecified upgrades and updates are delivered over time and therefore revenue is recognized ratable over the contract term, which is typically one year, but can be as long as three to five years. The Company also generates revenue from sales of professional services, such as installation, configuration and training. Professional services are a distinct performance obligation since the Company’s products are functional without these services and can generally be performed by the customer or a third party. Professional services are generally delivered over time, with revenue recognized as services are performed, which is generally based on labor hours incurred during the period compared to the total estimated labor hours.

The sale of the Company’s products generally includes a 90-day warranty on the software and a one-year warranty on the hardware component of the products, which includes repair or replacement of the applicable hardware. These warranties are to ensure the products perform in accordance with the Company’s specifications and are therefore not a performance obligation. The Company records a warranty accrual for the initial software and hardware warranty included with product sales and does not defer revenue.

Resellers and Sales Agents

The Company markets and sell its products through its direct global sales force, supported by sales agents, and through resellers. The Company’s resellers receive an order from an end customer prior to placing an order with the Company, and the Company confirms the identification of or is aware of the end customer prior to accepting such order. The Company invoices the reseller an amount that reflects a reseller discount and records revenue based on the amount of the discounted transaction value. The Company’s resellers do not stock inventory received from the Company.

When the Company transacts with a reseller, the contract is with the reseller and not with the end customer. Whether the Company transacts business with and receives the order from a reseller or directly from an end customer, its revenue recognition policy and resulting pattern of revenue recognition for the order are the same.

The Company also uses sales agents that assist in the sales process with certain customers primarily located in the Latin America and Asia-Pacific regions. Sales agents are not resellers. If a sales agent is engaged in the sales process, the Company receives the order directly from and sells the products and services directly to the end customer, and the Company pays a commission to the sales agent, calculated as a percentage of the related transaction value. Accounting considerations related to sales agent commissions are discussed in the “Costs to Obtain or Fulfill a Contract” section below.

The Company has assessed whether it is the principal (i.e., reports revenues on a gross basis) or agent (i.e., reports revenues on a net basis) by evaluating whether it has control of the good or service before it is transferred to the customer. Generally, the Company controls the promised good or service before transferring it to the customer and acts as the principal in the transaction. Accordingly, the Company reports revenues on a gross basis.

Costs to Obtain or Fulfill a Contract

The Company capitalizes commission expenses paid to internal sales personnel and sales agent commissions that are incremental to obtaining customer contracts, for which the related revenue is recognized over a future period. These costs are incurred on initial sales of product, maintenance and professional services and maintenance and support contract renewals. The Company defers these costs and amortizes them over the period of benefit, which the Company generally considers to be the contract term or length of the longest delivery period as contract capitalization costs in the condensed consolidated balance sheets. Commissions paid relating to contract renewals are deferred and amortized on a straight-line basis over the related renewal period as commissions paid on renewals are commensurate with commissions paid on initial sales transactions. The Company periodically reviews the carrying amount of capitalized contract costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit.

The Company also pays commissions on maintenance and support contract renewals. Commissions paid on renewals are commensurate with commissions paid on the initial maintenance and support contracts. These commissions are deferred and amortized on a straight-line basis over the related renewal period. Costs to obtain a contract for professional services contracts are expensed as incurred in accordance with the practical expedient as the contractual period of our professional services contracts are one year or less.

As of January 1, 2019 and March 31, 2019, the Company had short-term capitalized contract costs of $209 and $169, which are included in prepaid assets and other current assets and had long-term capitalized contract costs of $128 and $102, respectively, which are included in other assets in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2019, amortization expense associated with capitalized contract costs was $66, which was recorded to selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Deferred Revenue

Amounts billed in excess of revenue recognized are recorded as deferred revenue. Deferred revenue includes customer deposits, amounts billed for maintenance and support services contracts in advance of services being performed, amounts for trade-in right liabilities and amounts related to contracts that have been deferred as a result of not meeting the required revenue recognition criteria as of the end of the reporting period. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is reported within long-term liabilities in the condensed consolidated balance sheets.

The Company defers recognition of direct costs, such as cost of goods and services, until recognition of the related revenue. Such costs are classified as current assets if the related deferred revenue is classified as current, and such costs are classified as non-current assets if the related deferred revenue is classified as non-current.

Other Revenue Recognition Policies

The Company’s customary payment terms are generally one year or less. The Company has elected to apply the practical expedient that allows an entity to not adjust the promised amount of consideration in customer contracts for the effect of a significant financing component when the period between the transfer of product and services and payment of the related consideration is less than one year. If the Company provides extended payment terms that represent a significant financing component, the Company adjusts the amount of promised consideration for the time value of money using its discounted rate and recognizes interest income separate from the revenue recognized on contracts with customers. During the three months ended March 31, 2019, the Company recorded $26 in interest income in the condensed consolidated statements of operations and comprehensive income (loss).

In limited instances, the Company has offered future rebates to customers based on a fixed or variable percentage of actual sales volumes over specified periods. The future rebates earned based on the customer’s purchasing from the Company in one period may be used as credits to be applied by them against accounts receivable due to the Company in later periods. The Company accounts for these future rebates as variable consideration and reduces the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the variable consideration is resolved. The reduction of the transaction price is estimated based on historical activity and other relevant factors and is recognized when the Company recognizes revenue for the transfer of goods and services to the customer on which the future rebate was earned.  Other forms of contingent revenue or variable consideration are infrequent.

When a customer contract includes future trade-in rights, which are distinct performance obligations, the Company accounts for the customer contract by recognizing the revenue on the products transferred, deferring revenue allocated to the future product based on a relative standalone selling price, and an asset for the value of the trade-in product to be recovered from the customer upon delivery of the future product. The Company assesses and updates these estimates each reporting period, and updates to these estimates may result in either an increase or decrease in the amount of the future product liability and product return asset. The Company recognizes revenue allocated to the future product when the product has shipped or been delivered and control has transferred. As of March 31, 2019, there were no future product liabilities or product return assets.

The Company excludes any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction (e.g., sales, use and value added taxes) from its transaction price.

Billings to customers for reimbursement of out-of-pocket expenses, including travel, lodging and meals, are recorded as revenue, and the associated costs incurred by the Company for those items are recorded as cost of revenue. Revenue related to the reimbursement of out-of-pocket costs are accounted for as variable consideration.

The Company accounts for any shipping and handling activities that occur after the customer has taken control of a product as a fulfilment cost rather than an additional promised service. Shipping and handling billed to customers is recorded as an offset to cost of revenue.

Contract Balances

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue when the Company satisfies its performance obligations, consistent with the above methodology. For the three-month period ended March 31, 2019, the Company recognized $7,269 revenue that was included in deferred revenue as of January 1, 2019.

The Company receives payments from customers based upon contractual billing terms. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. As of January 1, 2019 and March 31, 2019, the Company included contract assets of $28 and $267, respectively, which is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

Transaction price allocated to the remaining performance obligations

As of March 31, 2019, the aggregate remaining amount of revenue expected to be recognized related to unsatisfied or partially unsatisfied performance obligations is $39,823. The Company expects approximately 79% of this amount to be recognized in the next twelve months with the remaining to be recognized over the next two to five years.

Disaggregation of revenue

The Company disaggregates its revenue by product and service in the condensed consolidated statements of operations and comprehensive income (loss). Performance obligations related to product revenue are recognized at a point in time, while performance obligations related to service revenue are recognized over time. The Company also disaggregates its revenue based on geographic locations of its customers, as determined by the customer’s shipping address. See Note 13, Segment Information for disaggregated revenue by geographic region.

Transition Disclosures

In accordance with the modified retrospective method transition requirements, the Company will present the financial statement line items impacted and adjusted to compare to presentation under ASC 605 for each of the interim and annual periods during the first year of adoption of ASC 606:

	As of March 31, 2019
Balance Sheet	As Reported under ASC 606	Adjustments	Without adoption of ASC 606
Assets:
Accounts receivable	$50,091	$163	$50,254
Inventory	67,773	355	68,128
Prepaid expenses and other current assets	4,979	(169)	4,810
Accounts receivable, net of current portion	1,997	40	2,037
Deferred tax assets	23,703	592	24,295
Other assets	3,694	(102)	3,592
Total assets	$447,766	$879	$448,645
Liabilities:
Accrued expenses and other current liabilities	$23,088	$(1,010)	$22,078
Deferred revenue	31,319	2,178	33,497
Deferred revenue, net of current portion	8,504	1,856	10,360
Total liabilities	382,332	3,024	385,356
Stockholders’ Equity:
Accumulated deficit	(94,197)	(2,145)	(96,342)
Total stockholders’ equity	65,434	(2,145)	63,289
Total liabilities and stockholders’ equity	$447,766	$879	$448,645

Total reported assets under ASC 606 as of March 31, 2019 were $879 less than the total assets without the adoption of ASC 606 largely due to a reduction in deferred tax assets and deferred inventory costs related to contracts for which deferred revenue was adjusted to retained earnings, partially offset by increases in prepaid and other current assets and other assets related to contract costs capitalized under ASC 606 that would have been expensed when incurred under ASC 605.

Total reported liabilities under ASC 606 were $3,024 less than the total liabilities without the adoption of ASC 606 primarily driven by the adjustment of deferred revenue related to a customer contract for which revenue was recognized based on receipt of cash payments under ASC 605 that would have been recognized upon product acceptance under ASC 606, offset by an increase in accrued partner commissions in accrued expenses and other current liabilities. These partner commissions were previously being recognized in the period which cash was received and revenue was recognized. Upon the adoption of ASC 606, partner commission are reflected as a cost to obtain a contract and they are expensed consistent with the pattern of revenue recognition on this contract.

	Three Months Ended March 31, 2019
Statement of Operations and Comprehensive Income (Loss)	As Reported under ASC 606	Adjustments	Without adoption of ASC 606
Revenue:
Product	$26,653	$3	$26,656
Service	8,833	9	8,842
Total revenue	35,486	12	35,498
Cost of revenue:
Product	9,429	13	9,442
Gross profit	24,497	(1)	24,496
Operating expenses:
Selling, general and administrative	20,193	(31)	20,162
Loss from operations	(14,101)	30	(14,071)
Other income (expense):
Interest income	1,652	(26)	1,626
Loss before benefit from income taxes	(17,509)	4	(17,505)
Net loss	(15,339)	4	(15,335)
Comprehensive loss	$(14,626)	$4	$(14,622)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.18)	$—	$(0.18)

The adoption of ASC 606 had an insignificant impact on product and services revenues and cost of revenue. Selling, general and administrative expenses were higher as reported under ASC 606 compared to selling, general and administrative expenses without the adoption of ASC 606 primarily due to the amortization of contract costs.

	Three Months Ended March 31, 2019
Statement of Cash Flows	As Reported under ASC 606	Adjustments	Without adoption of ASC 606
Cash flows (used in) provided by operating activities:
Net loss	$(15,339)	$4	$(15,335)
Changes in operating assets and liabilities:
Accounts receivable	25,289	26	25,315
Inventory	(16,986)	13	(16,973)
Prepaid expenses and other assets	(1,721)	(66)	(1,787)
Accrued expenses and other current liabilities	(8,171)	35	(8,136)
Deferred revenue	109	(12)	97
Net cash used in operating activities	$(13,849)	$—	$(13,849)

The adoption of ASC 606 resulted in offsetting changes in operating assets and liabilities and had no impact on net cash flow from operations.

Impact of Recently Adopted Accounting Standards

In May 2014, the FASB issued ASC 606, which supersedes existing revenue recognition guidance under GAAP. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company adopted ASC 606 on January 1, 2019, using the modified retrospective method. Under this method of adoption, the Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. Comparative prior year periods were not adjusted.

As a result of applying the modified retrospective method to adopt ASC 606, the following adjustments were made to the condensed consolidated balance sheet as of January 1, 2019:

	December 31, 2018		January 1, 2019
	As reported	Adjustments	As adjusted
Assets:
Accounts receivable	$81,782	$(153)	$81,629
Inventory	50,997	(368)	50,629
Prepaid expenses and other current assets	3,755	209	3,964
Accounts receivable, net of current portion	2,388	(75)	2,313
Deferred tax assets	21,578	(592)	20,986
Other assets	3,293	128	3,421
Total assets	$474,649	$(851)	$473,798

Liabilities:
Accrued expenses and other current liabilities	$36,992	$1,045	$38,037
Deferred revenue	31,206	(2,190)	29,016
Deferred revenue, net of current portion	12,479	(1,856)	10,623
Total liabilities	399,793	(3,001)	396,792

Stockholders’ equity:
Accumulated deficit	(81,008)	2,150	(78,858)
Total stockholders’ equity	74,856	2,150	77,006
Total liabilities and stockholders’ equity	$474,649	$(851)	$473,798

Upon adoption of ASC 606 on January 1, 2019, the Company recorded a decrease to accumulated deficit of $2,150 as a result of the transition. The impact of the adoption primarily relates to the cumulative effect of a $4,046 total decrease in deferred revenue and deferred revenue, net of current portion primarily related to a customer contract for which revenue was recognized based on receipt of cash payments under ASC 605 that would have been recognized upon product acceptance under ASC 606 and contracts; a $1,045 increase in accrued expenses and other current liabilities related to partner commissions that were previously being recognized in the period which cash was received and revenue was recognized, but would have been reflected as a cost to obtain a contract and expensed consistent with the pattern of revenue recognition on the contract; a $368 decrease in inventory related to the adjustment of deferred cost of goods sold on deferred revenue also adjusted as part of the adoption; a $337 total increase in prepaid expenses and other current assets and other assets for short term and long term capitalized contract costs on open contracts as of the adoption date; a $228 total decrease in accounts receivable and accounts receivable, net of current portion related to a contract with a significant financing component; and a $592 decrease in deferred tax assets related to the above items.

Impact of Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which will require lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures will also be required. This guidance is effective for public companies for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years. This guidance is effective for private companies, and emerging growth companies that choose to take advantage of the extended transition periods, for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842: Leases (“ASU 2018-10”), which affects narrow aspects of the guidance issued in the amendments in ASU 2016-02. ASU 2018-10 has the same effective dates and transition requirements as ASU 2016-02. In July 2018, the FASB issued update ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”), which provided for an additional (and optional) transition method with which to adopt the new lease standard in ASU 2016-02. The additional method allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, in December 2018, the FASB issued update ASU 2018-20, Leases (Topic 842) – Narrow-Scope Improvements for Lessors (“ASU 2018-20”), which addresses stakeholders’ concerns about the operability challenges encountered in determining certain lessor costs paid by lessees directly to third parties by requiring lessors to exclude from variable payments, and thus from lease revenue, lessor costs paid by a lessee directly to a third party. The amendments in ASU 2018-20 also clarify that costs excluded from the consideration in a contract that are paid directly to a third party by a lessor and reimbursed by the lessee are lessor costs to be accounted for as variable payments. The Company is currently assessing the potential impact that the adoption of ASU 2016-02, ASU 2018-10, ASU 2018-11 and ASU 2018-20 will have on its condensed consolidated financial statements. The Company is in the process of reviewing existing lease agreements to assess the impact this guidance may have on the condensed consolidated financial statements. The Company currently expects that most of its operating lease commitments will be subject to the new standard and will affect the condensed consolidated balance sheet by recognizing new right-of-use assets and operating lease liabilities upon the adoption of ASU 2016-02, which will increase the total assets and total liabilities that it reports relative to such amounts prior to adoption.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This guidance requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectibility. This guidance is effective for public companies for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. This guidance is effective for private companies, and emerging growth companies that choose to take advantage of the extended transition periods, for annual reporting periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Additionally, in November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (“ASU 2018-19”), which mitigates transition complexity by requiring that for nonpublic business entities the amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The amendments in ASU 2018-19 also clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20, but instead, should be accounted for in accordance with Topic 842, Leases. The Company is currently assessing the potential impact that the adoption of ASU 2016-13 and ASU 2018-19 will have on its condensed consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718) (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard is effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The standard is effective for private companies, and emerging growth companies that choose to take advantage of the extended transition periods, for annual periods beginning after December 15, 2019, and interim reporting periods within annual periods beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606. The Company is currently assessing the potential impact that the adoption of ASU 2018-07 will have on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, regarding transfers between levels of financial instruments, amounts of unrealized gains and losses included in other comprehensive income (loss) for Level 3 fair value measurements and the information used to determine the fair value of Level 3 fair value measurements. The standard is effective for both public and private companies and emerging growth companies that chose to take advantage of the extended transition periods, for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact that the adoption of ASU 2018-13 will have on its condensed consolidated financial statements.

3. Inventory

Inventory as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Raw materials	$8,805	$6,524
Work in process	148	571
Finished goods:
Manufactured finished goods	58,040	45,594
Deferred inventory costs	2,938	1,073
	69,931	53,762
Valuation adjustment for excess and obsolete inventory	(2,158)	(2,765)
	$67,773	$50,997

4. Property and Equipment

Property and equipment as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Computers and purchased software	$17,059	$15,706
Leasehold improvements	1,354	1,340
Furniture and fixtures	1,951	1,949
Machinery and equipment	21,781	21,979
Land	3,091	3,091
Building	4,765	4,765
Building improvements	5,287	5,245
Trial systems at customers’ sites	6,992	7,116
	62,280	61,191
Less: Accumulated depreciation and amortization	(32,798)	(31,312)
	$29,482	$29,879

During the three months ended March 31, 2019 and 2018, the Company transferred trial systems from inventory into (from) property and equipment with values of $(109) and $(65), respectively, net of transfers of trial systems to cost of revenue. In addition, the Company transferred $(411) and $65 of equipment (to) from inventory (from) into property and equipment during the three months ended March 31, 2019 and 2018, respectively.

Total depreciation and amortization expense was $2,396 and $2,302 for the three months ended March 31, 2019 and 2018, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Accrued compensation and related taxes	$11,007	$18,301
Accrued warranty	877	926
Dividends and equitable adjustments payable (see Note 10)	2,575	3,336
Accrued customer incentives	358	5,368
Other accrued expenses	8,271	9,061
	$23,088	$36,992

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

A summary of changes in the amount reserved for warranty costs for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
Warranty reserve at beginning of period	$926	$1,246
Provisions	525	353
Charges	(574)	(468)
Warranty reserve at end of period	$877	$1,131

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

The following tables present information about the fair value of the Company’s financial assets and liabilities as of March 31, 2019 and December 31, 2018 and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$—	$20,803	$—	$20,803
Certificates of deposit—restricted cash	—	1,025	—	1,025
Money market mutual funds	235,132	—	—	235,132
Foreign currency forward contracts	—	85	—	85
	$235,132	$21,913	$—	$257,045
Liabilities:
SARs	$—	$—	$727	$727
	$—	$—	$727	$727

	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$—	$19,873	$—	$19,873
Certificates of deposit—restricted cash	—	1,019	—	1,019
Money market mutual funds	252,963	—	—	252,963
Foreign currency forward contracts	—	254	—	254
	$252,963	$21,146	$—	$274,109
Liabilities:
SARs	$—	$—	$1,387	$1,387
Foreign currency forward contracts	—	252	—	252
	$—	$252	$1,387	$1,639

During the three months ended March 31, 2019 and 2018, there were no transfers between Level 1, Level 2 and Level 3.

There were no changes to the valuation techniques used to measure asset and liability fair values on a recurring basis during the three months ended March 31, 2019 from those included in the Company’s audited consolidated financial statements for the year ended December 31, 2018. The following table provides a summary of changes in the fair values of the Company’s stock appreciation rights (“SARs”) liability, for which fair value is determined by Level 3 inputs:

	Three Months Ended March 31,
	2019	2018
Fair value at beginning of period	$1,387	$2,155
Change in fair value	(660)	2,166
Exercises	—	—
Fair value at end of period	$727	$4,321

7. Derivative Instruments

The Company has certain international customers that are billed in foreign currencies. To mitigate the volatility related to fluctuations in the foreign exchange rates for accounts receivable denominated in foreign currencies, the Company enters into foreign currency forward contracts. As of March 31, 2019, the Company had foreign currency forward contracts outstanding with notional amounts totaling 6,679 Euros maturing in the second and third quarters of 2019. As of December 31, 2018, the Company had foreign currency forward contracts outstanding with notional amounts totaling 25,741 Euros maturing in the second and third quarters of 2019.

The Company’s foreign currency forward contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes, and accordingly, all changes in the fair value of these derivative instruments are recorded as unrealized foreign currency transaction gains or losses and are included in the condensed consolidated statements of operations and comprehensive income (loss) as a component of other income (expense). The Company records all derivative instruments in the condensed consolidated balance sheet at their fair values. As of March 31, 2019 and December 31, 2018, the Company recorded an asset of $85 and $254, respectively, and as of December 31, 2018, the Company recorded a liability of $252 related to outstanding foreign currency forward contracts, which were included in prepaid expenses and other current assets and in accrued expenses and other current liabilities, respectively, in the condensed consolidated balance sheets.

8. Income Taxes

The Company’s effective income tax rate was 12.4% and 9.2% for the three months ended March 31, 2019 and 2018, respectively. The effective income tax rate is based on the estimated annual effective tax rate, adjusted for discrete tax items recorded in the period. The (benefit from) provision for income taxes was $(2,170) and $1,793 for the three months ended March 31, 2019 and 2018, respectively.

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

The effective income tax rate for the three months ended March 31, 2019 and 2018 differed from the federal statutory rate due to the foreign tax rate differential, permanent differences, research and development tax credits, foreign tax credits and excess tax benefit from stock-based transactions. Permanent differences primarily included global intangible low-taxed income partially offset by a deduction for foreign-derived intangible income.

The change in the (benefit from) provision for income taxes for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to the pre-tax book loss for the three months ended March 31, 2019 compared to pre-tax book income for the three months ended March 31, 2018.

9. Debt

The aggregate principal amount of debt outstanding as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31,	December 31,
	2019	2018
Term loans	$293,250	$294,000
Mortgage loan	6,880	6,958
Total principal amount of debt outstanding	$300,130	$300,958

Current and non-current debt obligations reflected in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31,	December 31,
	2019	2018
Current liabilities:
Term loans	$3,000	$3,000
Mortgage loan	316	314
Current portion of principal payment obligations	3,316	3,314
Unamortized debt issuance costs, current portion	(1,132)	(1,135)
Current portion of long-term debt, net of unamortized debt issuance costs	$2,184	$2,179
Non-current liabilities:
Term loans	$290,250	$291,000
Mortgage loan	6,564	6,644
Non-current portion of principal payment obligations	296,814	297,644
Unamortized debt issuance costs, non-current portion	(4,083)	(4,364)
Long-term debt, net of current portion and unamortized debt issuance costs	$292,731	$293,280

Term Loan and Revolving Credit Facilities

On December 20, 2016, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, various lenders and JPMorgan Chase Bank, N.A. and Barclays Bank PLC providing for (i) a term loan facility of $300,000 and (ii) a revolving credit facility of up to $25,000 in revolving credit loans and letters of credit.

As of March 31, 2019 and December 31, 2018, $293,250 and $294,000 in principal amount, respectively, was outstanding under the term loan facility (the “Term Loans”) and the Company did not have any outstanding borrowings under the revolving credit facility. In addition, the Company may, subject to certain conditions, including the consent of the administrative agent and the institutions providing such increases, increase the facilities by an unlimited amount so long as the Company is in compliance with specified leverage ratios, or otherwise by up to $70,000.

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

For Eurodollar rate loans, the Company may select interest periods of one, two, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. The Company has the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at its option, subject, in the case of Eurodollar rate loans, to prepayment penalties if the conversion is effected prior to the end of the applicable interest period. As of March 31, 2019, the interest rate on the Term Loans was 6.50% per annum, which was based on a one-month Eurodollar rate of 2.50% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. As of December 31, 2018, the interest rate on the Term Loans was 6.52% per annum, which was based on a one-month Eurodollar rate of 2.52% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans.

Upon entering into the term loan facility, the Company incurred debt issuance costs of $7,811, which were initially recorded as a reduction of the debt liability and are amortized to interest expense using the effective interest method from the issuance date of the Term Loan until the maturity date. Principal payments of $750 were made under the term loan facility during each of the three months ended March 31, 2019 and 2018. Interest expense, including the amortization of debt issuance costs, totaled $4,958 and $4,516 for the three months ended March 31, 2019 and 2018, respectively.

The revolving credit facility also requires payment of quarterly commitment fees at a rate of 0.25% per annum on the difference between committed amounts and amounts actually borrowed under the facility and customary letter of credit fees. For each of the three months ended March 31, 2019 and 2018, interest expense related to the fee for the unused amount of the revolving credit facility totaled $16 and $15, respectively.

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

The facilities are secured by, among other things, a first priority security interest, subject to permitted liens, in substantially all of the Company’s assets and all of the assets of certain of its subsidiaries and a pledge of certain of the stock of certain of its subsidiaries, in each case subject to specified exceptions. The facilities contain customary affirmative and negative covenants, including certain restrictions on the Company’s ability to pay dividends, and, with respect to the revolving credit facility, a financial covenant requiring the Company to maintain a specified total net leverage ratio in the event that on the last day of any fiscal quarter the Company has utilized more than 30% of its borrowing capacity under the facility. As of March 31, 2019 and December 31, 2018, the Company had not utilized more than 30% of its borrowing capacity under the revolving credit facility and compliance with the financial covenant was not applicable.

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

The Company made principal payments under the Mortgage Loan of $78 and $76 during the three months ended March 31, 2019 and 2018, respectively. Interest expense, including the amortization of debt issuance costs, totaled $63 and $65 for the three months ended March 31, 2019 and 2018, respectively.

The Mortgage Loan is secured by the land and building purchased in March 2015 and subjects the Company to various affirmative, negative and financial covenants, including maintenance of a minimum debt service ratio. The Company was in compliance with all covenants of the Mortgage Loan as of March 31, 2019 and December 31, 2018.

As of March 31, 2019, aggregate minimum future principal payments of the Company’s debt are summarized as follows:

Year Ending December 31,
2019	$2,486
2020	9,644
2021	3,000
2022	3,000
2023	3,000
Thereafter	279,000
$300,130

10. Stockholders’ Equity

Special Dividends to Holders of Common and Preferred Stock

November 2017 Special Dividend

On November 30, 2017, the board of directors declared a special dividend to the holders of common stock and preferred stock of record on that date, contingent upon the closing of the Company’s IPO. The cash dividend declared to stockholders was $0.5802 per share of common stock, $5.8020 per share of Series B convertible preferred stock (the “Series B Preferred Stock”) and $5.8020 per share of Series C convertible preferred stock (the “Series C Preferred Stock”). Related to this special dividend declared in November 2017, the Company paid $865 of dividends to the common and preferred stockholders during the three months ended March 31, 2018. No dividend payments with respect to this special dividend were payable as of March 31, 2019 and December 31, 2018.

In connection with this special dividend declared in November 2017, the board of directors also approved, contingent upon the payment of the November 2017 special dividend, cash payments to be made to holders of the Company’s stock options, SARs and restricted stock units (“RSUs”) as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of the stock options, SARs and RSUs are equal to $0.5802 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to such holders will be made as their equity awards vest through fiscal year 2021. During the three months ended March 31, 2019 and 2018, the Company paid $122 and $387, respectively, to the holders of such vested equity awards. As of March 31, 2019 and December 31, 2018, equitable adjustment payments to be made as equity awards vest through fiscal year 2021, net of estimated forfeitures, totaled $481 and $603, respectively, and were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

May 2017 Special Dividend

On May 10, 2017, the board of directors declared and the stockholders approved a special dividend to the holders of common stock and preferred stock of record on that date. The cash dividend declared to stockholders was $1.1774 per share of common stock, $11.7744 per share of Series B Preferred Stock and $11.7744 per share of Series C Preferred Stock. Related to this special dividend declared in May 2017, the Company paid no dividends to the common and preferred stockholders during the three months ended March 31, 2019 and 2018. No dividend payments with respect to this special dividend were payable as of March 31, 2019 and December 31, 2018.

In connection with the special dividend declared in May 2017, the board of directors also approved cash payments to be made to holders of the Company’s stock options, SARs and RSUs as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of the stock options, SARs and RSUs are equal to $1.1774 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to such holders will be made as their equity awards vest through fiscal year 2021. During the three months ended March 31, 2019 and 2018, the Company paid $170 and $262 to the holders of such vested equity awards. As of March 31, 2019 and December 31, 2018, equitable adjustment payments to be made as equity awards vest through fiscal year 2021, net of estimated forfeitures, totaled $630 and $800, respectively, and were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

December 2016 Special Dividend

On December 21, 2016, the board of directors declared, and on December 29, 2016, the stockholders approved, a special dividend to the holders of common stock and preferred stock of record on December 27, 2016. The cash dividend declared to stockholders was $2.3306 per share of common stock, $23.3058 per share of Series B Preferred Stock and $23.3058 per share of Series C Preferred Stock. Related to this special dividend declared in December 2016, the Company paid no dividends to the common and preferred stockholders during the three months ended March 31, 2019 and 2018. No dividend payments with respect to this special dividend were payable as of March 31, 2019 and December 31, 2018.

In connection with the special dividend declared in December 2016, the board of directors also approved cash payments to be made to holders of the Company’s stock options, SARs and RSUs as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of stock options, SARs and RSUs are equal to $2.3306 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to such holders will be made as their equity awards vest through fiscal year 2020. During the three months ended March 31, 2019 and 2018, the Company paid $391 and $592 to the holders of such vested equity awards, respectively. As of March 31, 2019 and December 31, 2018, equitable adjustment payments to be made as equity awards vest through fiscal year 2020, net of estimated forfeitures, totaled $1,230 and $1,621, respectively, and were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

June 2016 Special Dividend

On June 17, 2016, the board of directors declared and the stockholders approved a special dividend to the holders of common stock and preferred stock of record on that date. The cash dividend declared to stockholders was $0.5891 per share of common stock, $5.8910 per share of Series B Preferred Stock, and $5.8910 per share of Series C Preferred Stock. Related to this special dividend declared in June 2016, the Company paid no dividends to the common and preferred stockholders during the three months ended March 31, 2019 and 2018, and, as of March 31, 2019 and December 31, 2018, no dividend payments with respect to this special dividend were payable.

In connection with the special dividend declared in June 2016, the board of directors also approved cash payments to be made to holders of the Company’s stock options, SARs and RSUs as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of stock options, SARs and RSUs are equal to $0.5891 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to such holders will be made as their equity awards vest through fiscal year 2020. During the three months ended March 31, 2019 and 2018, the Company paid $77 and $119, respectively, to the holders of such vested equity awards. As of March 31, 2019 and December 31, 2018, equitable adjustment payments to be made as equity awards vest through fiscal year 2020, net of estimated forfeitures, totaled $219 and $296 and were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

November 2014 Special Dividend

On November 30, 2014, the board of directors declared and the stockholders approved a special dividend to the holders of common stock and preferred stock of record on that date. The cash dividend declared to stockholders was $0.3835 per share of common stock, $3.8346 per share of Series B Preferred Stock and $3.8346 per share of Series C Preferred Stock. Related to this special dividend declared in November 2014, the Company paid no dividends to the common and preferred stockholders during the three months ended March 31, 2019 and 2018, and, as of March 31, 2019 and December 31, 2018, no dividend payments with respect to this special dividend were payable.

In connection with the special dividend declared in November 2014, the board of directors also approved cash payments to be made to holders of the Company’s stock options and SARs as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of stock options and SARs are equal to $0.3835 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to the holders of stock options and SARs will be made as equity awards vest through fiscal year 2018. During the three months ended March 31, 2019 and 2018, the Company paid $1 and $16, respectively, to the holders of stock options and SARs for vested equity awards and as of December 31, 2018, equitable adjustment payments to be made as equity awards vest through fiscal year 2018, net of estimated forfeitures, totaled $20 and were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. No equitable adjustment payments remained outstanding as of March 31, 2019.

Stock Repurchase Program

On February 21, 2019, the Company announced a stock repurchase program authorizing it to repurchase up to $75,000 of the Company’s common stock. During the three months ended March 31, 2019, the Company did not repurchase any shares. As of March 31, 2019, $75,000 remained authorized for repurchases of the Company’s common stock under the stock repurchase program.

11. Stock-based Compensation

2017 Stock Incentive Plan

The Company’s 2017 Stock Incentive Plan (the “2017 Plan”) provides for the Company to sell or issue common stock or restricted common stock, or to grant qualified incentive stock options, nonqualified stock options, SARs, RSUs or other stock-based awards to the Company’s employees, officers, directors, advisers and outside consultants. The total number of shares authorized for issuance under the 2017 Plan was 13,500 shares as of March 31, 2019, of which 10,833 shares remained available for future grant.

Stock Options

The following table summarizes the outstanding stock option activity and a summary of information related to stock options as of and for the three months ended March 31, 2019:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at January 1, 2019	9,566	$7.29	6.35	$61,561
Granted	38	9.50
Exercised	(613)	2.44
Forfeited	(34)	11.37
Outstanding at March 31, 2019	8,957	$7.62	6.26	$23,351
Options exercisable at March 31, 2019	6,804	$5.71	5.64	$23,264
Vested or expected to vest at March 31, 2019	8,836	$7.52	6.23	$23,350

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.5%	2.7%
Expected term (in years)	6.1–6.2	6.0–6.2
Expected volatility	30.5%–30.6%	32.4%–32.6%
Expected dividend yield	0.0%	0.0%

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2019 and 2018 was $3.33 and $8.88 per share, respectively. Cash proceeds received upon the exercise of options were $1,498 and $675 during the three months ended March 31, 2019 and 2018, respectively. The intrinsic value of stock options exercised during the three months ended March 31, 2019 and 2018 was $4,770 and $5,873, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Restricted Stock Units

A summary of RSU activity under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”) and the 2017 Plan for the three months ended March 31, 2019 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2019	759	$13.40
Granted	943	11.79
Vested	(237)	9.06	$3,092
Forfeited	(25)	14.99
Unvested balance at March 31, 2019	1,440	$13.03

The Company withheld 76 shares of common stock in settlement of employee tax withholding obligations due upon the vesting of RSUs during the three months ended March 31, 2019. During the three months ended March 31, 2018, the Company withheld no shares of common stock in settlement of employee tax withholding obligations due upon the vesting of RSUs.

Stock Appreciation Rights

In January 2017, the Company granted 110 SARs that allow the holder the right, upon exercise, to receive in cash the amount of the difference between the fair value of the Company’s common stock at the date of exercise and the price of the underlying common stock at the date of grant of each SAR. The price of the underlying common stock on the date of grant was $12.24 per share and the grant-date fair value was $4.52 per SAR. The SARs vest over a four-year period from the date of grant and expire ten years from the date of grant. As of March 31, 2019, 240 SARs were outstanding and 27 were unvested. As of March 31, 2019, there were 213 SARs exercisable and the weighted-average fair value was $3.59 per SAR. The fair value of the SAR liability as of March 31, 2019 and December 31, 2018 was $727 and $1,387, respectively, (see Note 6) and was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options, RSUs and SARs for the three months ended March 31, 2019 and 2018 was classified in the condensed consolidated statements of operations and comprehensive income (loss) as follows:

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$71	$209
Research and development expenses	141	2,018
Selling, general and administrative expenses	1,688	2,003
	$1,900	$4,230

As of March 31, 2019, there was $25,500 of unrecognized compensation cost related to outstanding stock options, RSUs and SARs, which is expected to be recognized over a weighted-average period of 2.98 years.

12. Net Income (Loss) per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income (loss) attributable to common stockholders, basic and diluted	$(15,339)	$17,776
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	83,323	81,629
Dilutive effect of stock options	—	11,713
Dilutive effect of restricted stock units	—	252
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	83,323	93,594
Net income (loss) per share attributable to common stockholders:
Basic	$(0.18)	$0.22
Diluted	$(0.18)	$0.19

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Options to purchase common stock	8,957	462
Unvested restricted stock units	1,440	103

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

The following table summarizes the Company’s revenue based on the customer’s location, as determined by the customer’s shipping address:

	Three Months Ended March 31,
	2019	2018
North America:
United States	$14,558	$36,071
Canada	3,873	10,092
Total North America	18,431	46,163
Asia-Pacific	4,724	9,352
Europe, Middle East and Africa:	7,366	24,157
Latin America	4,965	9,402
Total revenue(1)	$35,486	$89,074

(1)	Other than the United States and Canada, no individual countries represented 10% or more of the Company’s total revenue for any of the periods presented.

The Company’s property and equipment, net by location was as follows:

	March 31, 2019	December 31, 2018
United States	$24,652	$25,088
China	2,626	2,623
Other	2,204	2,168
Total property and equipment, net	$29,482	$29,879

14. Related Parties

Transactions Involving Liberty Global Ventures Holding B.V. and its Affiliates

Liberty Global Ventures Holding B.V. was a principal stockholder of the Company through its ownership of common stock. Affiliates of Liberty Global Ventures Holding B.V. (“Liberty Global Affiliates”) are customers of the Company. Liberty Global Affiliates ceased being a principal stockholder as of October 19, 2018, when it disposed a portion of its ownership of the Company’s stock. During the three months ended March 31, 2018, the Company recognized revenue of $15,731 from transactions with Liberty Global Affiliates and amounts received in cash from Liberty Global Affiliates totaled $13,892.

Employment of Rongke Xie

Rongke Xie, who serves as Deputy General Manager of Guangzhou Casa Communication Technology LTD (“Casa China”), a subsidiary of the Company, is the sister of Lucy Xie, the Company’s Senior Vice President of Operations and a member of the Company’s board of directors. Casa China paid Rongke Xie $23 and $79 in total compensation in the three months ended March 31, 2019 and 2018, respectively, for her services as an employee.

In February 2019 and June 2018, the Company granted to Rongke Xie 8 and 5 RSUs, respectively, which vest over four annual periods. The grant-date fair value of the awards totaled $200, which will be recorded as stock-based compensation expense over the vesting period of the awards. During the three months ended March 31, 2019, the Company recognized selling, general and administrative expenses of $9 related to these awards.

15. Commitments and Contingencies

Operating Leases

The Company leases manufacturing, warehouse and office space in the United States, China, Hong Kong, Spain and Ireland under non-cancelable operating leases that expire in 2021, 2022, 2022, 2023 and 2026, respectively. The Ireland lease provides the Company the right to terminate in 2021. Rent expense for the three months ended March 31, 2019 and 2018 was $327 and $253 respectively. Rent expense is recorded on a straight-line basis, and, as a result, as of March 31, 2019 and December 31, 2018, the Company had a deferred rent liability of $172 and $184, respectively, which is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2019 were as follows:

Year Ending December 31,
2019	$797
2020	1,075
2021	906
2022	86
2023	5
Thereafter	—
$2,869

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

As of March 31, 2019 and December 31, 2018, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities were recorded in its condensed consolidated financial statements.

Litigation

From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges and litigation. As of March 31, 2019, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

We focus our development efforts on innovation and being the first to market with new products at each generational shift in network technology. For example, we pioneered the use of a software-centric approach to leverage the programmability of field programmable gate arrays, or FPGAs, and general-purpose processors for use in the cable industry. In addition, we believe we were the first to provide each of the following to our customers: a solution enabling cable service providers to deliver Internet Protocol, or IP, voice, digital video and data over a single port; a solution enabling cable service providers to deliver multi-gigabit speeds to their subscribers; and a remote node solution to enable distributed broadband cable access at gigabit speeds. With our recently launched wireless products, including our Apex™ Strand and Small Cell Management System, our mobile edge computing (MEC) solution, and our Axyom™ Small Cell Core, we believe that we are well positioned in the market in enabling mobile network service providers to deliver increased bandwidth and new services to their subscribers.

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

Results of Operations

The following tables set forth our consolidated results of operations in dollar amounts and as percentage of total revenue for the periods shown:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Revenue:
Product	$26,653	$80,189
Service	8,833	8,885
Total revenue	35,486	89,074
Cost of revenue(1):
Product	9,429	25,780
Service	1,560	1,339
Total cost of revenue	10,989	27,119
Gross profit	24,497	61,955
Operating expenses:
Research and development(1)	18,405	20,530
Selling, general and administrative(1)	20,193	18,456
Total operating expenses	38,598	38,986
(Loss) income from operations	(14,101)	22,969
Other income (expense), net	(3,408)	(3,400)
(Loss) income before (benefit from) provision for income taxes	(17,509)	19,569
(Benefit from) provision for income taxes	(2,170)	1,793
Net (loss) income	$(15,339)	$17,776
(1)	Includes stock-based compensation expense related to stock options, stock appreciation rights and restricted stock units granted to employees and non-employee consultants as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cost of revenue	$71	$209
Research and development expense	141	2,018
Selling, general and administrative expense	1,688	2,003
Total stock-based compensation expense	$1,900	$4,230

	Three Months Ended March 31,
	2019	2018
	(as a percentage of total revenue)
Revenue:
Product	75%	90%
Service	25	10
Total revenue	100	100
Cost of revenue:
Product	27	29
Service	4	2
Total cost of revenue	31	30
Gross profit	69	70
Operating expenses:
Research and development	52	23
Selling, general and administrative	57	21
Total operating expenses	109	44
(Loss) income from operations	(40)	26
Other income (expense), net	(10)	(4)
(Loss) income before (benefit from) provision for income taxes	(49)	22
(Benefit from) provision for income taxes	(6)	2
Net (loss) income	(43.0)%	20%

Percentages in the table above are based on actual values. As a result, some totals may not sum due to rounding.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

	Three Months Ended March 31,
	2019		2018		Change
	Amount	% of Total	Amount	% of Total	Amount	%
	(dollars in thousands)
Revenue:
Product	$26,653	75.1%	$80,189	90.0%	$(53,536)	(66.8)%
Service	8,833	24.9%	8,885	10.0%	(52)	(0.6)%
Total revenue	$35,486	100.0%	$89,074	100.0%	$(53,588)	(60.2)%
Revenue by geographic region:
North America	$18,431	51.9%	$46,163	51.8%	$(27,732)	(60.1)%
Latin America	4,965	14.0%	9,402	10.6%	(4,437)	(47.2)%
Europe, Middle East and Africa	7,366	20.8%	24,157	27.1%	(16,791)	(69.5)%
Asia-Pacific	4,724	13.3%	9,352	10.5%	(4,628)	(49.5)%
Total revenue	$35,486	100.0%	$89,074	100.0%	$(53,588)	(60.2)%

The decrease in product revenue was primarily due to a decrease in sales of our software-centric broadband products and software-enabled capacity expansions to existing customers. This decline in spend follows a multi-year year period of technology upgrades and network capacity expansions as our customers evaluate a shift towards distributed and virtualized architectures. The decrease is consistent with industry-wide declines in core network infrastructure hardware spend by broadband service providers evaluating a technology shift.

The decrease in service revenue was primarily due to a decrease in professional services revenue recognized on installation services.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$9,429	$25,780	$(16,351)	(63.4)%
Service	1,560	1,339	221	16.5%
Total cost of revenue	$10,989	$27,119	$(16,130)	(59.5)%

The decrease in cost of product revenue was primarily due to a decrease in sales of our hardware-based broadband products to existing customers.

The increase in cost of service revenue was primarily due to an increase in subcontracted professional services.

	Three Months Ended March 31,
	2019		2018		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin (bps)
	(dollars in thousands)
Gross profit:
Product	$17,224	64.6%	$54,409	67.9%	$(37,185)	(330)
Service	7,273	82.3%	7,546	84.9%	(273)	(260)
Total gross profit	$24,497	69.0%	$61,955	69.6%	$(37,458)	(60)

The decrease in product gross margin was primarily driven by a decrease in revenue while certain fixed employee-related support and manufacturing costs remained consistent.

The decrease in service gross margin was due to an increase in subcontracted professional services.

Research and Development

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Research and development	$18,405	$20,530	$(2,125)	(10.4)%
Percentage of revenue	51.9%	23.0%

The decrease in research and development expense was primarily due to a $1.5 million decrease in personnel-related costs due to a reduction in stock-based compensation expense and a $0.7 million decrease in research and development materials and testing for new broadband products.

Selling, General and Administrative

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Selling, general and administrative	$20,193	$18,456	$1,737	9.4%
Percentage of revenue	56.9%	20.7%

The increase in selling, general and administrative expense was due to increases in bad debt expense of $1.3 million for a customer that filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, acquisition costs of $0.9 million and trade show expenses of $0.9 million to promote our broadband products, partially offset by a $1.5 million decrease in partner commissions due to a lower volume of sales.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Other income (expense), net	$(3,408)	$(3,400)	$(8)	0.2%
Percentage of revenue	(9.6)%	(3.8)%

The increase in other income (expense), net was primarily due to a $0.5 million increase in interest expense due to an increase in the interest rate on our term loan facility and a $0.1 million increase in foreign currency losses due to a decrease in the Euro to U.S. dollar exchange rate, partially offset by a $0.5 million increase in interest income due to an increase in interest rates on our portfolio of cash equivalents.

(Benefit from) Provision for Income Taxes

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
(Benefit from) provision for income taxes	$(2,170)	$1,793	$(3,963)	(221.0)%
Effective tax rate	12.4%	9.2%

The decrease in the (benefit from) provision for income taxes was primarily due to the pre-tax book loss for the three months ended March 31, 2019 compared to pre-tax book income for the three months ended March 31, 2018.

Liquidity and Capital Resources

Since our inception, we have primarily funded our operations through issuances of shares of our convertible preferred stock and cash flows from operations. In addition, in December 2016, we entered into a credit agreement that included a term loan facility under which we borrowed $300.0 million, and in December 2017, we closed our initial public offering, or IPO, of 6,900,000 shares and received net proceeds of $79.3 million, after deducting underwriting discounts, commissions and offering costs. The following tables set forth our cash and cash equivalents and working capital as of March 31, 2019 and December 31, 2018 and our cash flows for the three months ended March 31, 2019 and 2018:

	March 31, 2019	December 31, 2018
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$264,411	$280,587
Working capital	312,917	328,400

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Consolidated Cash Flow Data:
Net cash (used in) provided by operating activities	$(13,848)	$51,143
Net cash used in investing activities	(1,835)	(2,539)
Net cash used in financing activities	(1,095)	(3,368)

As of March 31, 2019, we had cash and cash equivalents of $264.4 million and net accounts receivable of $52.1 million. We maintain a $25.0 million revolving credit facility, which was unused as of March 31, 2019.

Of our total cash and cash equivalents of $264.4 million as of March 31, 2019, $83.5 million was held by our foreign subsidiaries. The Tax Cuts and Jobs Act, or TCJA, established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries.  As of March 31, 2019, we had $25,722 of undistributed earnings in China that are not indefinitely reinvested. The remaining unremitted earnings of our foreign subsidiaries are either indefinitely reinvested or could be remitted with an immaterial tax cost.

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

From our inception through March 31, 2019, our board of directors has declared a special dividend on five separate occasions and has approved cash payments to the holders of our stock options, stock appreciation rights, or SARs, and restricted stock units, or RSUs, as equitable adjustments in connection with these special dividends. The dividend payments totaled $0.9 million, $206.4 million and $137.4 million in the years ended December 31, 2018, 2017 and 2016, respectively. No dividend payments were made during the three months ended March 31, 2019. The equitable adjustment payments totaled $0.8 million, $7.3 million, $40.2 million and $4.9 million in the three months ended March 31, 2019 and the years ended December 31, 2018, 2017 and 2016, respectively. As of March 31, 2019, there were $2.6 million of equitable adjustment payments that had been approved by our board of directors that had not yet been paid to the holders of our stock options, SARs and RSUs. These equitable adjustment payments will be paid to the holders of the applicable equity awards as they vest through 2021. We do not anticipate declaring cash dividends in the foreseeable future. Any future determination to declare dividends will be subject to the discretion of our board of directors and applicable law, and will depend on various factors, including our results of operations, financial condition, prospects and any other factors deemed relevant by our board of directors.

Cash Flows

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increases in sales and timing of collections and by purchases and shipments of inventory. Our primary uses of cash from operating activities have been for personnel costs and investment in our selling, general and administrative departments and research and development. We expect cash outflows from operating activities to increase as a result of further investment in research and development and selling, general and administrative and increases in personnel costs as we continue to enhance our products and introduce new products in an effort to continue to expand our business.

During the three months ended March 31, 2019, cash used in operating activities was $13.8 million, primarily resulting from our net loss of $15.4 million and net cash used in changes in our operating assets and liabilities of $0.7 million, partially offset by net non-cash gains of $2.2 million. The net cash used in changes in our operating assets and liabilities during the three months ended March 31, 2019 was primarily due to a $17.0 million increase in inventory due to anticipated growth in our business; a $8.2 million decrease in accrued expenses primarily attributable to the timing of personnel-related bonus payments; and a $1.7 million increase in prepaid expenses mainly related to renewals of insurance contracts. These sources of cash were partially offset by a $25.3 million decrease in accounts receivable due to collections during the period; and a $1.2 million decrease in accounts payable due to the timing of vendor payments.

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

Net cash used in investing activities during the three months ended March 31, 2019 was $1.8 million and consisted of purchases of property and equipment.

Net cash used in investing activities during the three months ended March 31, 2018 was $2.5 million and consisted of purchases of property and equipment.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2019 was $1.1 million and consisted of employee taxes paid related to net share settlement of equity awards of $1.0 million, dividend and equitable adjustment payments of $0.8 million and debt principal repayments of $0.8 million, partially offset by proceeds from the exercise of stock options of $1.5 million.

Net cash used in financing activities during the three months ended March 31, 2018 was $3.4 million and consisted of dividend and equitable adjustment payments of $2.2 million, initial public offering costs of $1.0 million and principal repayments of debt of $0.8 million, partially offset by proceeds from the exercise of stock options of $0.7 million.

Commercial Mortgage Loan

In July 2015, we entered into an $8.0 million commercial mortgage loan agreement. The annual interest rate on the loan is 3.5%, and the loan is repayable in 60 monthly installments of principal and interest based on a 20-year amortization schedule. The loan is secured by the land and building, which are our corporate offices, purchased in March 2015, and contains annual affirmative, negative and financial covenants, including maintenance of a minimum debt service ratio. We were in compliance with all the covenants of the mortgage loan as of March 31, 2019 and December 31, 2018. As of March 31, 2019 and December 31, 2018, the outstanding principal amount under the mortgage loan was $6.9 million and $7.0 million, respectively.

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

As of March 31, 2019 and December 31, 2018, we had borrowings of $293.3 million and $294.0 million, respectively, outstanding under the term loan facility and we did not have any outstanding borrowings under the revolving credit facility. In addition, we may, subject to certain conditions, including the consent of the administrative agent and the institutions providing such increases, increase the facilities by an unlimited amount so long as we are in compliance with specified leverage ratios, or otherwise by up to $70.0 million.

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

For Eurodollar rate loans, we may select interest periods of one, two, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. We have the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at our option, subject, in the case of Eurodollar rate loans, to prepayment penalties if the conversion is effected prior to the end of the applicable interest period. As of March 31, 2019, the interest rate on the term loans was 6.50% per annum, which was based on a one-month Eurodollar rate at the applicable floor of 2.50% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. As of December 31, 2018, the interest rate on our borrowings under the term loan facility was 6.52% per annum, which was based on a one-month Eurodollar rate of 2.52% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans.

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

The facilities are secured by, among other things, a first priority security interest, subject to permitted liens, in substantially all of our assets and all of the assets of certain of our subsidiaries and a pledge of certain of the stock of certain of our subsidiaries, in each case subject to specified exceptions. The facilities contain customary affirmative and negative covenants, including certain restrictions on our ability to pay dividends, and, with respect to the revolving credit facility, a financial covenant requiring us to maintain a specified total net leverage ratio in the event that on the last day of any fiscal quarter we have utilized more than 30% of our borrowing capacity under the facility. We were in compliance with all of the applicable covenants of the facilities as of March 31, 2019 and December 31, 2018. As of March 31, 2019 and December 31, 2018, we had not utilized more than 30% of our borrowing capacity under the revolving credit facility and compliance with the financial covenant was not applicable.

In connection with entering into the facilities in December 2016, we terminated our revolving credit facility with Bank of America. We did not have any outstanding borrowings under the Bank of America revolving credit facility at the time of termination.

Stock Repurchase Program

On February 21, 2019, we announced a stock repurchase program under which we were authorized to repurchase up to $75.0 million of our common stock. During the three months ended March 31, 2019, we did not repurchase any shares. As of March 31, 2019, $75.0 million remained authorized for repurchases of our common stock under the stock repurchase program. The stock repurchase program has no expiration date, does not require us to purchase a minimum number of shares, and is able to be suspended, modified or discontinued at any time without prior notice.

Business Combination

On February 21, 2019, the Company entered into a definitive agreement to acquire NetComm Wireless Limited for cash consideration of approximately $161.0 million Australian dollars, or AUD ($114.3 million United States dollars, or USD, based on an exchange rate of USD $0.71 per AUD $1.00 on March 31, 2019). The Company expects to finance the transaction with cash on hand and that the transaction will close in June 2019, subject to closing conditions and required approvals.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2019:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Debt obligations—Term loans(1)	$383,035	$16,771	$44,054	$43,210	$279,000
Debt obligations—Commercial mortgage(2)	7,197	417	6,780	—	—
Operating leases(3)	2,869	797	1,981	91	—
Total	$393,101	$17,985	$52,815	$43,301	$279,000
(1)

Amounts in the table reflect the contractually required principal and interest payable pursuant to outstanding borrowings under our term loan facility. For purposes of this table, the interest due under the term loan facility was calculated using an assumed interest rate of 6.50% per annum, which was the interest rate in effect as of March 31, 2019.

(2)	Amounts in the table reflect the contractually required principal and interest payable pursuant to outstanding borrowings under our commercial mortgage.
(3)

Amounts in the table reflect payments due for our lease of manufacturing, warehouse and office space in the United States, China, Hong Kong, Spain and Ireland under non-cancelable operating leases that expire in 2021, 2022, 2022, 2023 and 2026, respectively. The Ireland lease provides us the right to terminate in 2021.

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

We adopted ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, on January 1, 2019 using the modified retrospective method. Refer to Note 2, Summary of Significant Accounting Policies in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the impact. Other than the adoption of ASC 606, there have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

Foreign Currency Exchange Risk

We have accounts receivables denominated in foreign currencies, and our operations outside of the United States incur their operating expenses in foreign currencies. To date, the majority of our product sales and inventory purchases have been denominated in U.S. dollars. For our subsidiary in Ireland, the U.S. dollar is the functional currency. For each of our other foreign subsidiaries, the functional currency is the local currency. During the three months ended March 31, 2019 and 2018, we incurred foreign currency transaction losses of $91,551 and $23,677, respectively, primarily related to unrealized and realized foreign currency losses on accounts receivables denominated in foreign currencies. These foreign currency transaction losses were recorded as a component of other income (expense), net in our condensed consolidated statements of operations and comprehensive income (loss). We believe that a 5% change in the exchange rate between the U.S. dollar and Euro would not materially impact our operating results or financial position. As of March 31, 2019, we had foreign currency forward contracts outstanding with notional amounts totaling 6.7 million Euros that mature in the second and third quarters of 2019, and we expect to continue to hedge certain significant transactions denominated in currencies other than the U.S. dollar in the future.

Interest Rate Sensitivity

Our cash and cash equivalents as of March 31, 2019 consisted of cash maintained in FDIC-insured operating accounts as well as investments in money market mutual funds, commercial paper and certificates of deposit. We also have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk for our cash equivalents is interest income sensitivity, which is primarily affected by changes in the general level of U.S. interest rates. However, we do not believe a sudden change in the interest rates for our cash equivalents would have a material impact on our financial condition, results of operations or cash flows.

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

As of March 31, 2019, we had borrowings of $293.3 million outstanding under the term loan facility, bearing interest at a rate of 6.50% per annum, which was based on a one-month Eurodollar rate of 2.50% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. Changes in interest rates could cause interest charges on our term loan facility to fluctuate. Based on the amount of borrowings outstanding as of March 31, 2019, an increase of 10%, or approximately 25 basis points, in the one-month Eurodollar rate as of March 31, 2019 would cause pre-tax decreases to our earnings and cash flows of approximately $0.7 million per year, assuming that such rate were to remain in effect for a year. A decrease of 10%, or approximately 25 basis points, in the one-month Eurodollar rate as of March 31, 2019 would cause pre-tax increases to our earnings and cash flows of approximately $0.7 million, assuming that such rate were to remain in effect for a year.

As of March 31, 2019, we were not exposed to interest rate risk under the revolving credit facility as a result of having no outstanding borrowings under the facility.

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

Historically, certain of our customers have accounted for a significant portion of our revenue. For example, sales to Charter Communications accounted for 25%, 27%, 27% and 37% of our revenue for the three months ended March 31, 2019 and 2018 and the years ended December 31, 2018 and 2017, respectively; sales to Liberty Global Affiliates accounted for 12%, 18%, 11% and 11% of our revenue for the three months ended March 31, 2019 and 2018 and the years ended December 31, 2018 and 2017, respectively; sales to Vodafone Kabel Deutschland GmbH accounted for 14% of our revenue for the year ended December 31, 2018; sales to Videotron accounted for 14% of our revenue for the year ended December 31, 2018; sales to Mediacom accounted for 12% for three months ended March 31, 2018; and sales to Rogers accounted for 12% of our revenue for the year ended December 31, 2018. Based on their historical purchasing patterns, we expect that our large customers will continue to account for a substantial portion of our revenue in future periods. However, our customers generally make purchases from us on a purchase-order basis rather than pursuant to long-term contracts, and those that do enter long-term contracts typically have the right to terminate their contracts for convenience. As a result, we generally have no assurances that these large customers will continue to purchase our solutions. We may also see consolidation of our customer base, which could result in loss of customers. In addition, some of our large customers have used, and may in the future use, the sizes and relative importance of their orders to our business to require that we enter into agreements with more favorable terms than we would otherwise agree to and obtain price concessions. The loss of a significant customer, a significant delay or reduction in purchases by large customers or significant price concessions to one or more large customers, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

In addition, the timing of our sales and revenue recognition is difficult to forecast because of the unpredictability of our products’ sales cycles. A sales cycle is the period between initial contact with a prospective customer and the sale of our products to that customer. Customer orders often involve the purchase of multiple products. These orders are complex and difficult to obtain because prospective customers generally consider a number of factors over an extended period of time before committing to purchase the products and solutions we sell. Customers, especially in the case of our large customers, often view the purchase of our products as a significant and strategic decision and require considerable time to evaluate, test and qualify our products prior to making a purchase decision and placing an order. The length of time that customers devote to their evaluation, contract negotiation and budgeting processes varies significantly, but can often exceed 24 months. During the sales cycle, we expend significant time and money on sales and marketing activities and make investments in evaluation equipment, all of which are included in our selling, general and administrative expenses and lower our operating margins, particularly if no sale occurs.

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

Developing our products is expensive, and the investment in product development may involve a long payback cycle or may result in investments in technologies or standards that do not get adopted in the timeframe we anticipate, or at all. For the three months ended March 31, 2019 and 2018 and the years ended December 31, 2018 and 2017, our research and development expenses were $18.4 million, or approximately 51.9% of our revenue, $20.5 million, or approximately 23.0% of our revenue, $71.0 million, or approximately 23.9% of our revenue, and $60.7 million, or approximately 17.3% of our revenue, respectively. We expect to continue to invest heavily in software development in order to expand the capabilities of our broadband and wireless infrastructure solutions, introduce new products and features and build upon our technology leadership, and we expect that our research and development expenses will continue to increase in absolute dollars and as a percentage of revenue from 2018 to 2019. Our investments in research and development may not generate positive returns in a timely fashion or at all.

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

The market for broadband infrastructure solutions is intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. This competition could result in increased pricing pressure, reduced profit margins, increased selling, general and administrative expenses and our failure to increase, or the loss of, market share, any of which could materially adversely affect our business, financial condition, results of operations and prospects.

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

We generate a significant amount of revenue from sales to customers outside of the United States and expect to increase geographic diversity of our revenues following the planned acquisition of NetComm Wireless Limited, and we are therefore subject to a number of risks associated with international sales and operations.

We have extensive international operations and generate a significant amount of revenue from sales to customers in Asia-Pacific, Europe and Latin America. In the first quarter 2019, we also entered into a definitive agreement to acquire NetComm Wireless Limited, an Australian public company. Our ability to grow our business and our future success will depend to a significant extent on our ability to continue to expand our operations and customer base worldwide.

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

Our revenue growth rate has varied over time, and our revenue performance in recent periods may not be indicative of our future performance. Our revenue grew 11.2% from the year ended December 31, 2016 to the year ended December 31, 2017. Our revenue then decreased 15.5% from the year ended December 31, 2017 to the year ended December 31, 2018 and decreased 60.2% from the three months ended March 31, 2018 to the three months ended March 31, 2019. We may not achieve revenue growth in future periods. You should not rely on our revenue for any prior quarterly or annual period as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected.

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

We have experienced rapid growth and increased demand for our products in recent years, which have placed a strain on our management, administrative, operational and financial infrastructure. To handle this growth and increase in demand, we have significantly expanded our headcount, from 680 as of December 31, 2017 to 743 as of December 31, 2018 and to 777 as of March 31, 2019, and we expect to continue to increase our headcount. As we have grown, we have had to manage an increasingly larger and more complex array of internal systems and processes to scale with all aspects of our business, including our software development, contract manufacturing and purchasing, logistics and fulfillment and sales, maintenance and support. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and continue to hire, train and manage new employees as needed. To manage domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. We may not be able to successfully implement these or other improvements to our systems and processes in an efficient or timely manner, and we may discover deficiencies in their capabilities or effectiveness. Our failure to improve our systems and processes, or their failure to operate effectively and in the intended manner, may result in disruption of our current operations and customer relationships, our inability to manage the growth of our business and our inability to accurately forecast our revenue, expenses and earnings.

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

We depend on our direct sales force to increase sales with existing customers and to obtain new customers. As such, we have invested and will continue to invest substantially in our sales organization. In recent periods, we have been adding personnel to our sales function as we focus on growing our business, entering new markets and increasing our market share, and we expect to incur significant additional expenses in expanding our sales personnel in order to achieve revenue growth. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, retaining and integrating sufficient numbers of sales personnel to support our growth, particularly in international markets. In addition, we have significantly increased the number of personnel in our sales and marketing departments in recent periods, with headcount growing from 122 as of December 31, 2017 to 142 as of December 31, 2018 and to 144 as of March 31, 2019. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire, retain or integrate into our corporate culture sufficient numbers of qualified individuals in the markets where we do business or plan to do business. If we are unable to hire, integrate and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new customers or increasing sales to our existing customer base, our business, financial condition, results of operations and prospects could be materially adversely affected.

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

As part of our growth strategy, we may make investments in or acquire complementary companies, products or technologies. For example, on February 21, 2019, we announced that we had agreed to acquire NetComm Wireless Limited for cash consideration of approximately AUD $161.0 million (USD $114.3 million, based on an exchange rate of USD $0.71 per AUD $1.00 on March 31, 2019) to diversify our revenues both geographically and by product channel. We do not have significant experience in making investments in other companies nor have we made a significant number of acquisitions to date, and as a result, our ability as an organization to evaluate and/or complete investments or acquire and integrate other companies, products or technologies in a successful manner is unproven. We may not be able to find suitable future investment or acquisition candidates, and we may not be able to complete such investments or acquisitions on favorable terms, if at all. Our pending acquisition of NetComm Wireless Limited, once completed, may not achieve its objectives or strengthen our competitive position. If we complete additional investments or acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any investments or acquisitions we complete could be viewed negatively by our customers, investors and securities analysts.

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

As of April 30, 2019, our directors, executive officers and 10% stockholders beneficially owned, in the aggregate, approximately 62.5% of our outstanding common stock. As a result, these stockholders could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

In addition to our outstanding common stock, as of April 30, 2019, there were 8,852,808 shares subject to outstanding options, 1,437,983 shares subject to outstanding restricted stock unit awards, or RSUs, and an additional 10,843,828 shares reserved for future issuance under our equity incentive plans.  Because we have registered most shares of common stock that may be issued under our equity incentive plans pursuant to a Registration Statement on Form S-8, any such registered shares that we issue can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

Moreover, holders of an aggregate of approximately 37,129,787 shares of our common stock as of April 30, 2019 have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.  Upon registration, such shares would be able to be freely sold in the public market.

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

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are increasing legal and financial compliance costs and making some activities more time-consuming. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased selling, general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We also expect that being a public company will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.

We estimate that we will incur approximately $2.0 to $3.0 million of annual costs associated with being a publicly traded company, which we expect will be included in selling, general and administrative expenses. However, it is possible that our actual costs of being a publicly traded company will be higher than we currently estimate. In estimating these costs, we took into account expenses related to insurance, legal, accounting and compliance activities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On December 14, 2017, the Securities and Exchange Commission, or the SEC, declared our registration statement on Form S-1 (File No. 333-221658) for our initial public offering effective.  The net offering proceeds to us from the offering, after deducting underwriting discounts of $6.3 million and offering expenses payable by us totaling $4.1 million, were approximately $79.3 million. No offering discounts, commissions or expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 15, 2017 pursuant to Rule 424(b)(4).  As of March 31, 2019, we had not used any of the net offering proceeds and we have invested the proceeds into an investment portfolio with the primary objective of preserving principal and providing liquidity without significantly increasing risk.

Stock Repurchase Program

The following table sets forth information with respect to repurchases of shares of our common stock during the three-month period ended March 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)		(In thousands)	(In thousands)
January 1 - January 31, 2019	—	$—	—	$—
February 1 - February 28, 2019	—	$—	—	$75,000
March 1 - March 31, 2019	—	$—	—	$75,000
(1)

On February 21, 2019, we announced that our board of directors authorized the repurchase of up to $75.0 million of our common stock under a stock repurchase program.  During the three months ended March 31, 2019, we did not repurchase any shares under the program.  The stock repurchase program has no expiration date, does not require us to purchase a minimum number of shares, and is able to be suspended, modified or discontinued at any time without prior notice.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description

2.1

Deed, dated as of February 21, 2019, between Casa Systems, Inc. and NetComm Wireless Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38324) filed on February 21, 2019)

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

CASA SYSTEMS, INC.

Date: May 7, 2019	By:	/s/ Jerry Guo
Jerry Guo
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 7, 2019	By:	/s/ Maurizio Nicolelli
Maurizio Nicolelli
Chief Financial Officer (Principal Financial and Accounting Officer)