Form 10-Q
period 2019-06-30
Casa Systems Inc
filed 2019-08-05
CIK 1333835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, the registrant had 84,030,902 shares of common stock, $0.001 par value per share, issued and outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “should,” “expects,” “plans,” “anticipates,” “would,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our ability to integrate and generate potential synergies from our acquisition of NetComm Wireless Limited;
•	our ability to anticipate technological shifts;
•	our ability to generate positive returns on our research and development;
•	changes in the rate of broadband service providers’ deployment of, and investment in, ultra-broadband network capabilities;
•	the lack of predictability of revenue due to lengthy sales cycles and the volatility in capital expenditure budgets of broadband service providers;
•	our ability to maintain and expand gross profit and net income;
•	the sufficiency of our cash resources and needs for additional financing;
•	our ability to further penetrate our existing customer base and obtain new customers;
•	changes in our pricing policies, whether initiated by us or as a result of competition;
•	the amount and timing of operating costs and capital expenditures related to the operation and expansion of our business;
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

•	increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates;
•	the costs and possible outcomes of any legal actions or proceedings against us, including those described under “Part II, Item 1. Legal Proceedings.”;
•	general economic conditions, both domestically and in foreign markets;
•	our ability to obtain and maintain intellectual property protection for our products; and
•	our use of proceeds from our initial public offering.

Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$130,510	$280,587
Restricted cash	113,680	—
Accounts receivable, net of provision for doubtful accounts of $1,665 and $410 as of June 30, 2019 and December 31, 2018, respectively	51,671	81,782
Inventory	74,066	50,997
Prepaid expenses and other current assets	4,915	3,755
Prepaid income taxes	419	390
Total current assets	375,261	417,511
Property and equipment, net	30,062	29,879
Accounts receivable, net of current portion	1,181	2,388
Deferred tax assets	26,367	21,578
Other assets	2,780	3,293
Total assets	$435,651	$474,649
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,203	$17,776
Accrued expenses and other current liabilities	23,099	36,992
Accrued income taxes	92	958
Deferred revenue	25,444	31,206
Current portion of long-term debt, net of unamortized debt issuance costs	2,189	2,179
Total current liabilities	60,027	89,111
Accrued income taxes, net of current portion	5,031	4,923
Deferred revenue, net of current portion	8,801	12,479
Long-term debt, net of current portion and unamortized debt issuance costs	292,179	293,280
Total liabilities	366,038	399,793
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized as of June 30, 2019 and December 31, 2018; no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 500,000 shares authorized as of June 30, 2019 and December 31, 2018; 84,028 and 82,961 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	84	83
Additional paid-in capital	163,526	156,939
Accumulated other comprehensive loss	(1,091)	(1,158)
Accumulated deficit	(92,906)	(81,008)
Total stockholders’ equity	69,613	74,856
Total liabilities and stockholders’ equity	$435,651	$474,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Product	$42,223	$58,537	$68,876	$138,727
Service	9,878	10,185	18,711	19,069
Total revenue	52,101	68,722	87,587	157,796
Cost of revenue:
Product	10,976	18,560	20,405	44,340
Service	1,820	761	3,380	2,100
Total cost of revenue	12,796	19,321	23,785	46,440
Gross profit	39,305	49,401	63,802	111,356
Operating expenses:
Research and development	18,260	16,696	36,665	37,226
Selling, general and administrative	17,302	16,163	37,495	34,619
Total operating expenses	35,562	32,859	74,160	71,845
Income (loss) from operations	3,743	16,542	(10,358)	39,511
Other income (expense):
Interest income	1,570	1,680	3,222	2,775
Interest expense	(5,225)	(4,875)	(10,422)	(9,547)
Gain (loss) on foreign currency, net	503	(490)	411	(514)
Other income, net	142	366	371	567
Total other income (expense), net	(3,010)	(3,319)	(6,418)	(6,719)
Income (loss) before benefit from income taxes	733	13,223	(16,776)	32,792
Benefit from income taxes	(558)	(8,194)	(2,728)	(6,401)
Net income (loss)	1,291	21,417	(14,048)	39,193
Other comprehensive income—foreign currency translation adjustment	(646)	(1,665)	67	(503)
Comprehensive income (loss)	$645	$19,752	$(13,981)	$38,690
Net income (loss) attributable to common stockholders:
Basic and diluted	$1,291	$21,417	$(14,048)	$39,193
Net income (loss) per share attributable to common stockholders:
Basic	$0.02	$0.26	$(0.17)	$0.48
Diluted	$0.01	$0.23	$(0.17)	$0.42
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	83,884	83,257	83,605	82,447
Diluted	86,369	93,864	83,605	93,733

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at March 31, 2019	83,734	$84	$159,992	$(445)	$(94,197)	$65,434
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	294	—	670	—	—	670
Foreign currency translation adjustment, net of tax of $0	—	—	—	(646)	—	(646)
Stock-based compensation	—	—	2,864	—	—	2,864
Net income	—	—	—	—	1,291	1,291
Balances at June 30, 2019	84,028	$84	$163,526	$(1,091)	$(92,906)	$69,613

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 1, 2019	82,961	$83	$156,939	$(1,158)	$(81,008)	$74,856
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	1,067	1	1,163	—	—	1,164
Foreign currency translation adjustment, net of tax of $0	—	—	—	67	—	67
Effect of adopted accounting standards (Note 2)	—	—	—	—	2,150	2,150
Stock-based compensation	—	—	5,424	—	—	5,424
Net loss	—	—	—	—	(14,048)	(14,048)
Balances at June 30, 2019	84,028	$84	$163,526	$(1,091)	$(92,906)	$69,613

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at March 31, 2018	81,801	$82	$131,536	$1,356	$(61,141)	$71,833
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	4,422	4	9,468	—	—	9,472
Foreign currency translation adjustment, net of tax of $0	—	—	—	(1,665)	—	(1,665)
Follow-on offering selling shareholders profit disgorgement, net of offering costs of $41	—	—	3,770	—	—	3,770
Stock-based compensation	—	—	2,437	—	—	2,437
Net income	—	—	—	—	21,417	21,417
Balances at June 30, 2018	86,223	$86	$147,211	$(309)	$(39,724)	$107,264

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 1, 2018	81,043	$81	$128,798	$194	$(78,917)	$50,156
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	5,180	5	10,142	—	—	10,147
Foreign currency translation adjustment, net of tax of $0	—	—	—	(503)	—	(503)
Follow-on offering selling shareholders profit disgorgement, net of offering costs of $41	—	—	3,770	—	—	3,770
Stock-based compensation	—	—	4,501	—	—	4,501
Net income	—	—	—	—	39,193	39,193
Balances at June 30, 2018	86,223	$86	$147,211	$(309)	$(39,724)	$107,264

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows (used in) provided by operating activities:
Net (loss) income	$(14,048)	$39,193
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,885	4,668
Stock-based compensation	4,559	4,324
Deferred income taxes	(5,379)	(10,253)
Increase in provision for doubtful accounts	1,255	(6)
Excess and obsolete inventory valuation adjustment	(1,264)	(1,443)
Changes in operating assets and liabilities:
Accounts receivable	24,225	47,265
Inventory	(23,075)	3,079
Prepaid expenses and other assets	(1,859)	(452)
Prepaid income taxes	(28)	463
Accounts payable	(7,865)	3,170
Accrued expenses and other current liabilities	(6,387)	(5,113)
Accrued income taxes	(759)	(245)
Deferred revenue	(5,380)	(2,282)
Net cash (used in) provided by operating activities	(31,120)	82,368
Cash flows used in investing activities:
Purchases of property and equipment	(3,764)	(4,501)
Net cash used in investing activities	(3,764)	(4,501)
Cash flows (used in) provided by financing activities:
Principal repayments of debt	(1,656)	(1,651)
Proceeds from exercise of stock options	2,168	10,147
Employee taxes paid related to net share settlement of equity awards	(1,004)	—
Payments of dividends and equitable adjustments	(2,090)	(5,486)
Follow-on offering selling shareholders profit disgorgement	—	3,811
Payments of initial public offering costs	—	(1,148)
Net cash (used in) provided by financing activities	(2,582)	5,673
Effect of exchange rate changes on cash and cash equivalents	50	(429)
Net (decrease) increase in cash, cash equivalents and restricted cash	(37,416)	83,111
Cash, cash equivalents and restricted cash at beginning of period	281,606	260,820
Cash, cash equivalents and restricted cash at end of period (1)	$244,190	$343,931
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,539	$8,834
Cash paid for income taxes	$2,857	$3,554
Supplemental disclosures of non-cash operating, investing and financing activities:
Purchases of property and equipment included in accounts payable	$1,626	$373
Prepaid expenses and other current assets included in accounts payable	$76	$405
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$—	$—
Unpaid equitable adjustments included in accrued expenses and other current liabilities	$1,246	$5,174
Release of customer incentives included in accounts receivable and accrued expenses and other current liabilities	$5,604	$5,932

(1)	See Note 2 of the accompanying notes for a reconciliation of the ending balance of cash, cash equivalents and restricted cash shown in these condensed consolidated statements of cash flows.

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

The accompanying condensed consolidated balance sheet as of June 30, 2019, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018, the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 and the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2019 and 2018 are unaudited. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2019 and 2018 are also unaudited. The accompanying condensed consolidated balance sheet as of December 31, 2018 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019 (the “Annual Report on Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K. There have been no material changes to the Company’s accounting policies from those disclosed in the Annual Report on Form 10-K that would have a material impact on the Company’s condensed consolidated financial statements.

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

Significant estimates and judgments relied upon by management in preparing these condensed consolidated financial statements include revenue recognition, provision for doubtful accounts, reserves for excess and obsolete inventory, valuation of inventory and deferred inventory costs, the expensing and capitalization of software-related research and development costs, amortization and depreciation periods, recoverability of net deferred tax assets, valuations of uncertain tax positions, (benefit from) provision for income taxes, warranty allowances, the valuation of equity instruments and stock-based compensation expense.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments maturing within three months from the date of purchase. As of June 30, 2019 and December 31, 2018, the Company’s cash and cash equivalents consisted of investments in certificates of deposit and money market mutual funds.

Restricted cash as of June 30, 2019 and December 31, 2018 consisted of a certificate of deposit of $1,006 and $1,019, respectively, pledged as collateral for a stand-by letter of credit required to support a contractual obligation. As of June 30, 2019, restricted cash also included $112,674 held in a trust account to be used as consideration for the acquisition of NetComm Wireless Limited (“NetComm”). Refer to Note 16, Subsequent Events, for further information regarding the NetComm acquisition which closed on July 1, 2019.

The following table is a reconciliation of cash, cash equivalents and restricted cash included in the accompanying condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash included in the accompanying condensed consolidated statements of cash flows:

	June 30, 2019	June 30, 2018
Cash and cash equivalents	$130,510	$342,925
Restricted cash	113,680	—
Restricted cash included in other assets	—	1,006
	$244,190	$343,931

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

Accounts receivable as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Current portion of accounts receivable, net:
Accounts receivable, net	$49,704	$79,526
Accounts receivable, extended payment terms	1,967	2,256
	51,671	81,782
Accounts receivable, net of current portion:
Accounts receivable, extended payment terms	1,181	2,388
	$52,852	$84,170

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

As of June 30, 2019 and December 31, 2018, the Company concluded that all amounts due under extended payment terms were collectible and no reserve for credit losses was recorded. During the six months ended June 30, 2019 and 2018, the Company did not provide a reserve for credit losses and did not write off any uncollectible receivables due under extended payment terms.

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

Significant customers are those that represent 10% or more of revenue or accounts receivable and are set forth in the following tables:

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Customer A	18%	27%	21%	27%
Customer B	13%	*	*	11%
Customer C	11%	21%	*	13%
Customer D	10%	*	*	*
Customer E	12%	*	11%	*

	Accounts Receivable, Net
	June 30, 2019	December 31, 2018
Customer A	12%	13%
Customer B	13%	15%
Customer C	*	18%
Customer D	12%	28%

*	Less than 10% of total

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

As of January 1, 2019 and June 30, 2019, the Company had short-term capitalized contract costs of $209 and $137, respectively, which are included in prepaid assets and other current assets and had long-term capitalized contract costs of $128 and $79, respectively, which are included in other assets in the accompanying condensed consolidated balance sheets. During the three and six months ended June 30, 2019, amortization expense associated with capitalized contract costs was $55 and $121, respectively, which was recorded to selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

Other Revenue Recognition Policies

The Company’s customary payment terms are generally one year or less. The Company has elected to apply the practical expedient that allows an entity to not adjust the promised amount of consideration in customer contracts for the effect of a significant financing component when the period between the transfer of product and services and payment of the related consideration is less than one year. If the Company provides extended payment terms that represent a significant financing component, the Company adjusts the amount of promised consideration for the time value of money using its discounted rate and recognizes interest income separate from the revenue recognized on contracts with customers. During the three and six months ended June 30, 2019, the Company recorded $50 and $76, respectively, in interest income in the condensed consolidated statements of operations and comprehensive income (loss).

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

When a customer contract includes future trade-in rights, which are distinct performance obligations, the Company accounts for the customer contract by recognizing the revenue on the products transferred, deferring revenue allocated to the future product based on a relative standalone selling price, and an asset for the value of the trade-in product to be recovered from the customer upon delivery of the future product. The Company assesses and updates these estimates each reporting period, and updates to these estimates may result in either an increase or decrease in the amount of the future product liability and product return asset. The Company recognizes revenue allocated to the future product when the product has shipped or been delivered and control has transferred. As of June 30, 2019, there were no future product liabilities or product return assets.

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

Contract Balances

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue when the Company satisfies its performance obligations, consistent with the above methodology. For the three and six months ended June 30, 2019, the Company recognized $5,919 and $13,188, respectively, of revenue that was included in deferred revenue as of January 1, 2019.

The Company receives payments from customers based upon contractual billing terms. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. As of January 1, 2019 and June 30, 2019, the Company included contract assets of $28 and $534, respectively, which is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

Transaction price allocated to the remaining performance obligations

As of June 30, 2019, the aggregate remaining amount of revenue expected to be recognized related to unsatisfied or partially unsatisfied performance obligations is $34,245. The Company expects approximately 74% of this amount to be recognized in the next twelve months with the remaining to be recognized over the next two to five years.

Disaggregation of revenue

The Company disaggregates its revenue by product and service in the condensed consolidated statements of operations and comprehensive income (loss). Performance obligations related to product revenue are recognized at a point in time, while performance obligations related to service revenue are recognized over time. The Company also disaggregates its revenue based on geographic locations of its customers, as determined by the customer’s shipping address. See Note 13, Segment Information, for disaggregated revenue by geographic region.

Transition Disclosures

In accordance with the modified retrospective method transition requirements, the Company will present the financial statement line items impacted and adjusted to compare to presentation under ASC 605 for each of the interim and annual periods during the first year of adoption of ASC 606:

	As of June 30, 2019
Balance Sheet	As Reported under ASC 606	Adjustments	Without adoption of ASC 606
Assets:
Accounts receivable	$51,671	$130	$51,801
Inventory	74,066	248	74,314
Prepaid expenses and other current assets	4,915	(138)	4,777
Prepaid income taxes	419	330	749
Accounts receivable, net of current portion	1,181	23	1,204
Deferred tax assets	26,367	402	26,769
Other assets	2,780	(78)	2,702
Total assets	$435,651	$917	$436,568
Liabilities:
Accrued expenses and other current liabilities	$23,099	$(683)	$22,416
Deferred revenue	25,444	2,374	27,818
Deferred revenue, net of current portion	8,801	1,856	10,657
Total liabilities	366,038	3,547	369,585
Stockholders’ Equity:
Accumulated deficit	(92,906)	(2,630)	(95,536)
Total stockholders’ equity	69,613	(2,630)	66,983
Total liabilities and stockholders’ equity	$435,651	$917	$436,568

Total reported assets under ASC 606 as of June 30, 2019 were $917 less than the total assets without the adoption of ASC 606 largely due to decreases in deferred tax assets, prepaid income taxes and deferred inventory costs related to contracts for which deferred revenue was adjusted to retained earnings, partially offset by increases in prepaid expenses and other current assets and other assets related to contract costs capitalized under ASC 606 that would have been expensed when incurred under ASC 605.

Total reported liabilities under ASC 606 as of June 30, 2019 were $3,547 less than the total liabilities without the adoption of ASC 606 primarily driven by the adjustment of deferred revenue related to a customer contract for which revenue was recognized based on receipt of cash payments under ASC 605 that would have been recognized upon product acceptance under ASC 606, offset by an increase in accrued partner commissions in accrued expenses and other current liabilities. These partner commissions were previously being recognized in the period in which cash was received and revenue was recognized. Upon the adoption of ASC 606, partner commissions are reflected as a cost to obtain a contract and they are expensed consistent with the pattern of revenue recognition on this contract.

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
Statement of Operations and Comprehensive Income (Loss)	As Reported under ASC 606	Adjustments	Without adoption of ASC 606	As Reported under ASC 606	Adjustments	Without adoption of ASC 606
Revenue:
Product	$42,223	$(305)	$41,918	$68,876	$(302)	$68,574
Service	9,878	109	9,987	18,711	118	18,829
Total revenue	52,101	(196)	51,905	87,587	(184)	87,403
Cost of revenue:
Product	10,976	107	11,083	20,405	120	20,525
Gross profit	39,305	(303)	39,002	63,802	(304)	63,498
Operating expenses:
Selling, general and administrative	17,302	271	17,573	37,495	240	37,735
Income (loss) from operations	3,743	(574)	3,169	(10,358)	(544)	(10,902)
Other income (expense):
Interest income	1,570	(50)	1,520	3,222	(76)	3,146
Income (loss) before benefit from income taxes	733	(624)	109	(16,776)	(620)	(17,396)
Benefit from income taxes	(558)	(140)	(698)	(2,728)	(140)	(2,868)
Net income (loss)	1,291	(484)	807	(14,048)	(480)	(14,528)
Comprehensive income (loss)	$645	$(484)	$161	$(13,981)	$(480)	$(14,461)
Net income (loss) per share attributable to common stockholders:
Basic	$0.02	$(0.01)	$0.01	$(0.17)	$—	$(0.17)
Diluted	$0.01	$—	$0.01	$(0.17)	$—	$(0.17)

During the three and six months ended June 30, 2019, the adoption of ASC 606 resulted in a net increase to revenue due to certain contracts for which product revenue was recognized upon delivery that would have been deferred without the adoption of ASC 606 due to the lack of VSOE, partially offset by certain contracts with extended payments for which revenue was included in opening retained earnings upon adoption of ASC 606 that, without adoption, would have been recognized as payments were received. Selling, general and administrative expenses were lower as reported under ASC 606 compared to selling, general and administrative expenses without the adoption of ASC 606 primarily due to costs associated with the contracts with extended payments terms.

	Six Months Ended June 30, 2019
Statement of Cash Flows	As Reported under ASC 606	Adjustments	Without adoption of ASC 606
Cash flows (used in) provided by operating activities:
Net loss	$(14,048)	$(480)	$(14,528)
Deferred income taxes	(5,379)	190	(5,189)
Changes in operating assets and liabilities:
Accounts receivable	24,225	75	24,300
Inventory	(23,075)	120	(22,955)
Prepaid expenses and other assets	(1,859)	(121)	(1,980)
Prepaid income taxes	(28)	(330)	(358)
Accrued expenses and other current liabilities	(6,387)	362	(6,025)
Deferred revenue	(5,380)	184	(5,196)
Net cash used in operating activities	$(31,120)	$—	$(31,120)

During the six months ended June 30, 2019, the adoption of ASC 606 resulted in offsetting changes in operating assets and liabilities and had no impact on net cash flow from operations.

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

Upon adoption of ASC 606 on January 1, 2019, the Company recorded a decrease to accumulated deficit of $2,150 as a result of the transition. The impact of the adoption primarily relates to the cumulative effect of a $4,046 total decrease in deferred revenue and deferred revenue, net of current portion primarily related to a customer contract for which revenue was recognized based on receipt of cash payments under ASC 605 that would have been recognized upon product acceptance under ASC 606 and contracts; a $1,045 increase in accrued expenses and other current liabilities related to partner commissions that were previously being recognized in the period in which cash was received and revenue was recognized, but would have been reflected as a cost to obtain a contract and expensed consistent with the pattern of revenue recognition on the contract; a $368 decrease in inventory related to the adjustment of deferred cost of goods sold on deferred revenue also adjusted as part of the adoption; a $337 total increase in prepaid expenses and other current assets and other assets for short term and long term capitalized contract costs on open contracts as of the adoption date; a $228 total decrease in accounts receivable and accounts receivable, net of current portion related to a contract with a significant financing component; and a $592 decrease in deferred tax assets related to the above items.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This guidance requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectibility. This guidance is effective for public companies for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. This guidance is effective for private companies, and emerging growth companies that choose to take advantage of the extended transition periods, for annual reporting periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Additionally, in November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (“ASU 2018-19”), which mitigates transition complexity by requiring that for nonpublic business entities the amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The amendments in ASU 2018-19 also clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20, but instead, should be accounted for in accordance with Topic 842, Leases. Additionally, in April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), which provides clarification guidance for ASU 2016-13 and ASU 2017-12 (as defined below). In May 2019, the FASB issued update ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”), which provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. The Company is currently assessing the potential impact that the adoption of ASU 2016-13, ASU 2018-19, ASU 2019-04 and ASU 2019-05 will have on its condensed consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging—Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which aims to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The standard is effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The standard is effective for private companies, and emerging growth companies that choose to take advantage of the extended transition periods, for annual periods beginning after December 15, 2019, and interim reporting periods within annual periods beginning after December 15, 2020. Additionally, in April 2019, the FASB issued ASU 2019-04, which provides clarification guidance for ASU 2016-13 and ASU 2017-12. The Company is currently assessing the potential impact that the adoption of ASU 2017-12 and ASU 2019-04 will have on its condensed consolidated financial statements.

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

3. Inventory

Inventory as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Raw materials	$8,407	$6,524
Work in process	—	571
Finished goods:
Manufactured finished goods	65,814	45,594
Deferred inventory costs	1,346	1,073
	75,567	53,762
Valuation adjustment for excess and obsolete inventory	(1,501)	(2,765)
	$74,066	$50,997

4. Property and Equipment

Property and equipment as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Computers and purchased software	$19,063	$15,706
Leasehold improvements	1,506	1,340
Furniture and fixtures	1,970	1,949
Machinery and equipment	22,146	21,979
Land	3,091	3,091
Building	4,765	4,765
Building improvements	5,356	5,245
Trial systems at customers’ sites	6,779	7,116
	64,676	61,191
Less: Accumulated depreciation and amortization	(34,614)	(31,312)
	$30,062	$29,879

During the six months ended June 30, 2019 and 2018, the Company transferred trial systems into inventory from property and equipment with values of $(352) and $(13), respectively, net of transfers of trial systems to cost of revenue. In addition, the Company transferred $(322) and $201 of equipment (to) from inventory (from) into property and equipment during the six months ended June 30, 2019 and 2018, respectively.

Total depreciation and amortization expense was $2,489 and $2,366 for the three months ended June 30, 2019 and 2018, respectively, and $4,885 and $4,668 for the six months ended June 30, 2019 and 2018, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Accrued compensation and related taxes	$11,792	$18,301
Accrued warranty	736	926
Dividends and equitable adjustments payable (see Note 10)	1,246	3,336
Accrued customer incentives	981	5,368
Other accrued expenses	8,344	9,061
	$23,099	$36,992

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

A summary of changes in the amount reserved for warranty costs for the six months ended June 30, 2019 and 2018 is as follows:

	Six Months Ended June 30,
	2019	2018
Warranty reserve at beginning of period	$926	$1,246
Provisions	1,345	740
Charges	(1,535)	(1,014)
Warranty reserve at end of period	$736	$972

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

The following tables present information about the fair value of the Company’s financial assets and liabilities as of June 30, 2019 and December 31, 2018 and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash	$112,674	$—	$—	$112,674
Certificates of deposit	—	21,073	—	21,073
Certificates of deposit—restricted cash	—	1,006	—	1,006
Money market mutual funds	96,296	—	—	96,296
	$208,970	$22,079	$—	$231,049
Liabilities:
SARs	$—	$—	$521	$521
Foreign currency forward contracts	—	51	—	51
	$—	$51	$521	$572

	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$—	$19,873	$—	$19,873
Certificates of deposit—restricted cash	—	1,019	—	1,019
Money market mutual funds	252,963	—	—	252,963
Foreign currency forward contracts	—	254	—	254
	$252,963	$21,146	$—	$274,109
Liabilities:
SARs	$—	$—	$1,387	$1,387
Foreign currency forward contracts	—	252	—	252
	$—	$252	$1,387	$1,639

During the six months ended June 30, 2019 and 2018, there were no transfers between Level 1, Level 2 and Level 3.

There were no changes to the valuation techniques used to measure asset and liability fair values on a recurring basis during the six months ended June 30, 2019 from those included in the Company’s consolidated financial statements for the year ended December 31, 2018. The following table provides a summary of changes in the fair values of the Company’s stock appreciation rights (“SARs”) liability, for which fair value is determined by Level 3 inputs:

	Six Months Ended June 30,
	2019	2018
Fair value at beginning of period	$1,387	$2,155
Change in fair value	(866)	(177)
Exercises	—	—
Fair value at end of period	$521	$1,978

7. Derivative Instruments

The Company has certain international customers that are billed in foreign currencies. To mitigate the volatility related to fluctuations in the foreign exchange rates for accounts receivable denominated in foreign currencies, the Company enters into foreign currency forward contracts. As of June 30, 2019, the Company had foreign currency forward contracts outstanding with notional amounts totaling 2,468 Euros maturing in the fourth quarter of 2019. As of December 31, 2018, the Company had foreign currency forward contracts outstanding with notional amounts totaling 25,741 Euros maturing in the second and third quarters of 2019.

The Company’s foreign currency forward contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes, and accordingly, all changes in the fair value of these derivative instruments are recorded as unrealized foreign currency transaction gains or losses and are included in the condensed consolidated statements of operations and comprehensive income (loss) as a component of other income (expense). The Company records all derivative instruments in the condensed consolidated balance sheet at their fair values. As of December 31, 2018, the Company recorded an asset of $254, and as of June 30, 2019 and December 31, 2018, the Company recorded a liability of $51 and $252, respectively, related to outstanding foreign currency forward contracts, which were included in prepaid expenses and other current assets and in accrued expenses and other current liabilities, respectively, in the condensed consolidated balance sheets.

8. Income Taxes

The Company’s effective income tax rate was (76.1)% and (62.0)% for the three months ended June 30, 2019 and 2018, respectively, and 16.3% and (19.5)% for the six months ended June 30, 2019 and 2018, respectively. The benefit from income taxes was $(558) and $(8,194) for the three months ended June 30, 2019 and 2018, respectively, and $(2,728) and $(6,401) for the six months ended June 30, 2019 and 2018, respectively.

The Company determines its estimated annual effective tax rate at the end of each interim period based on estimated pre-tax income and facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period with certain adjustments. The tax effects of significant unusual or extraordinary items are reflected as discrete adjustments in the periods in which they occur. The Company’s estimated annual effective tax rate can change based on the mix of jurisdictional pre-tax income and other factors.   However, if a company is unable to make a reliable estimate of its annual effective tax rate, then the actual effective tax rate for the year-to-date period may be the best estimate. For the six months ended June 30, 2019, the Company determined that its annual effective tax rate would not provide for a reliable estimate due to its sensitivity to minimal changes in forecasted annual pre-tax earnings and therefore used the actual effective tax rate for the year-to-date as its best estimate.

The effective income tax rate for the three and six months ended June 30, 2019 and 2018 differed from the federal statutory rate due to geographical mix of earnings and related foreign tax rate differential, permanent differences, research and development tax credits, foreign tax credits and excess tax benefit from stock-based transactions. Permanent differences primarily included global intangible low-taxed income.

The change in the benefit from income taxes for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to the pre-tax book loss for the six months ended June 30, 2019 compared to pre-tax book income for the six months ended June 30, 2018.  The pre-tax book income for the three months ended June 30, 2019 was also significantly less than the pre-tax book income for the three months ended June 30, 2018.  Additionally, the excess tax benefits related to the exercise of non-qualified and incentive stock options were significantly lower during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018.

9. Debt

The aggregate principal amount of debt outstanding as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018
Term loans	$292,500	$294,000
Mortgage loan	6,802	6,958
Total principal amount of debt outstanding	$299,302	$300,958

Current and non-current debt obligations reflected in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018
Current liabilities:
Term loans	$3,000	$3,000
Mortgage loan	319	314
Current portion of principal payment obligations	3,319	3,314
Unamortized debt issuance costs, current portion	(1,130)	(1,135)
Current portion of long-term debt, net of unamortized debt issuance costs	$2,189	$2,179
Non-current liabilities:
Term loans	$289,500	$291,000
Mortgage loan	6,483	6,644
Non-current portion of principal payment obligations	295,983	297,644
Unamortized debt issuance costs, non-current portion	(3,804)	(4,364)
Long-term debt, net of current portion and unamortized debt issuance costs	$292,179	$293,280

Term Loan and Revolving Credit Facilities

On December 20, 2016, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, various lenders and JPMorgan Chase Bank, N.A. and Barclays Bank PLC providing for (i) a term loan facility of $300,000 and (ii) a revolving credit facility of up to $25,000 in revolving credit loans and letters of credit.

As of June 30, 2019 and December 31, 2018, $292,500 and $294,000 in principal amount, respectively, was outstanding under the term loan facility (the “Term Loans”) and the Company did not have any outstanding borrowings under the revolving credit facility. In addition, the Company may, subject to certain conditions, including the consent of the administrative agent and the institutions providing such increases, increase the facilities by an unlimited amount so long as the Company is in compliance with specified leverage ratios, or otherwise by up to $70,000.

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

For Eurodollar rate loans, the Company may select interest periods of one, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. The Company has the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at its option, subject, in the case of Eurodollar rate loans, to prepayment penalties if the conversion is effected prior to the end of the applicable interest period. As of June 30, 2019, the interest rate on the Term Loans was 6.33% per annum, which was based on a three-month Eurodollar rate of 2.33% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. As of December 31, 2018, the interest rate on the Term Loans was 6.52% per annum, which was based on a one-month Eurodollar rate of 2.52% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans.

Upon entering into the term loan facility, the Company incurred debt issuance costs of $7,811, which were initially recorded as a reduction of the debt liability and are amortized to interest expense using the effective interest method from the issuance date of the Term Loan until the maturity date. Principal payments of $750 were made under the term loan facility during each of the three months ended June 30, 2019 and 2018, and principal payments of $1,500 were made under the term loan facility during each of the six months ended June 30, 2019 and 2018. Interest expense, including the amortization of debt issuance costs, totaled $5,070 and $4,716 for the three months ended June 30, 2019 and 2018, respectively, and totaled $10,079 and $9,233 for the six months ended June 30, 2019 and 2018, respectively.

The revolving credit facility also requires payment of quarterly commitment fees at a rate of 0.25% per annum on the difference between committed amounts and amounts actually borrowed under the facility and customary letter of credit fees. For the three months ended June 30, 2019 and 2018, interest expense related to the fee for the unused amount of the revolving credit facility totaled $16 and $15, respectively, and for the six months ended June 30, 2019 and 2018, interest expense related to the fee for the unused amount of the revolving credit facility totaled $32 and $30, respectively.

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

The facilities are secured by, among other things, a first priority security interest, subject to permitted liens, in substantially all of the Company’s assets and all of the assets of certain of its subsidiaries and a pledge of certain of the stock of certain of its subsidiaries, in each case subject to specified exceptions. The facilities contain customary affirmative and negative covenants, including certain restrictions on the Company’s ability to pay dividends, and, with respect to the revolving credit facility, a financial covenant requiring the Company to maintain a specified total net leverage ratio in the event that on the last day of any fiscal quarter the Company has utilized more than 30% of its borrowing capacity under the facility. As of June 30, 2019 and December 31, 2018, the Company had not utilized more than 30% of its borrowing capacity under the revolving credit facility and compliance with the financial covenant was not applicable.

Commercial Mortgage Loan

On July 1, 2015, the Company entered into a commercial mortgage loan agreement in the amount of $7,950 (the “Mortgage Loan”). Borrowings under the Mortgage Loan bear interest at a rate of 3.5% per annum and are repayable in 60 monthly installments of $46, consisting of principal and interest based on a 20-year amortization schedule. The remaining amount of unpaid principal under the Mortgage Loan is due on the maturity date of July 1, 2020. Upon entering into the Mortgage Loan, the Company incurred debt issuance cost of $45, which was initially recorded as a direct deduction from the debt liability and is amortized to interest expense using the effective interest method from issuance date of the loan until the maturity date.

The Company made principal payments under the Mortgage Loan of $78 and $75 during the three months ended June 30, 2019 and 2018, respectively, and $156 and $151 during the six months ended June 30, 2019 and 2018, respectively. Interest expense, including the amortization of debt issuance costs, totaled $63 and $65 during the three months ended June 30, 2019 and 2018, respectively, and $126 and $130 during the six months ended June 30, 2019 and 2018, respectively.

The Mortgage Loan is secured by the land and building purchased in March 2015 and subjects the Company to various affirmative, negative and financial covenants, including maintenance of a minimum debt service ratio. The Company was in compliance with all covenants of the Mortgage Loan as of June 30, 2019 and December 31, 2018.

As of June 30, 2019, aggregate minimum future principal payments of the Company’s debt are summarized as follows:

Year Ending December 31,
2019	$1,658
2020	9,644
2021	3,000
2022	3,000
2023	3,000
Thereafter	279,000
$299,302

10. Stockholders’ Equity

Special Dividends to Holders of Common and Preferred Stock

November 2017 Special Dividend

On November 30, 2017, the board of directors declared a special dividend to the holders of common stock and preferred stock of record on that date, contingent upon the closing of the Company’s IPO. The cash dividend declared to stockholders was $0.5802 per share of common stock, $5.8020 per share of Series B convertible preferred stock (the “Series B Preferred Stock”) and $5.8020 per share of Series C convertible preferred stock (the “Series C Preferred Stock”). Related to this special dividend declared in November 2017, the Company paid $865 of dividends to the common and preferred stockholders during the six months ended June 30, 2018. No dividend payments with respect to this special dividend were payable as of June 30, 2019 and December 31, 2018.

In connection with this special dividend declared in November 2017, the board of directors also approved cash payments to be made to holders of the Company’s stock options, SARs and restricted stock units (“RSUs”) as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of the stock options, SARs and RSUs are equal to $0.5802 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to such holders will be made as their equity awards vest through fiscal year 2021. During the six months ended June 30, 2019 and 2018, the Company paid $325 and $848, respectively, to the holders of such vested equity awards. As of June 30, 2019 and December 31, 2018, equitable adjustment payments to be made as equity awards vest through fiscal year 2021, net of estimated forfeitures, totaled $278 and $603, respectively, and were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

May 2017 Special Dividend

On May 10, 2017, the board of directors declared and the stockholders approved a special dividend to the holders of common stock and preferred stock of record on that date. The cash dividend declared to stockholders was $1.1774 per share of common stock, $11.7744 per share of Series B Preferred Stock and $11.7744 per share of Series C Preferred Stock. Related to this special dividend declared in May 2017, the Company paid no dividends to the common and preferred stockholders during the six months ended June 30, 2019 and 2018. No dividend payments with respect to this special dividend were payable as of June 30, 2019 and December 31, 2018.

In connection with the special dividend declared in May 2017, the board of directors also approved cash payments to be made to holders of the Company’s stock options, SARs and RSUs as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of the stock options, SARs and RSUs are equal to $1.1774 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to such holders will be made as their equity awards vest through fiscal year 2021. During the six months ended June 30, 2019 and 2018, the Company paid $519 and $1,080 to the holders of such vested equity awards. As of June 30, 2019 and December 31, 2018, equitable adjustment payments to be made as equity awards vest through fiscal year 2021, net of estimated forfeitures, totaled $281 and $800, respectively, and were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

December 2016 Special Dividend

On December 21, 2016, the board of directors declared, and on December 29, 2016, the stockholders approved, a special dividend to the holders of common stock and preferred stock of record on December 27, 2016. The cash dividend declared to stockholders was $2.3306 per share of common stock, $23.3058 per share of Series B Preferred Stock and $23.3058 per share of Series C Preferred Stock. Related to this special dividend declared in December 2016, the Company paid no dividends to the common and preferred stockholders during the six months ended June 30, 2019 and 2018. No dividend payments with respect to this special dividend were payable as of June 30, 2019 and December 31, 2018.

In connection with the special dividend declared in December 2016, the board of directors also approved cash payments to be made to holders of the Company’s stock options, SARs and RSUs as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of stock options, SARs and RSUs are equal to $2.3306 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to such holders will be made as their equity awards vest through fiscal year 2020. During the six months ended June 30, 2019 and 2018, the Company paid $1,026 and $2,171 to the holders of such vested equity awards, respectively. As of June 30, 2019 and December 31, 2018, equitable adjustment payments to be made as equity awards vest through fiscal year 2020, net of estimated forfeitures, totaled $595 and $1,621, respectively, and were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

June 2016 Special Dividend

On June 17, 2016, the board of directors declared and the stockholders approved a special dividend to the holders of common stock and preferred stock of record on that date. The cash dividend declared to stockholders was $0.5891 per share of common stock, $5.8910 per share of Series B Preferred Stock, and $5.8910 per share of Series C Preferred Stock. Related to this special dividend declared in June 2016, the Company paid no dividends to the common and preferred stockholders during the six months ended June 30, 2019 and 2018, and, as of June 30, 2019 and December 31, 2018, no dividend payments with respect to this special dividend were payable.

In connection with the special dividend declared in June 2016, the board of directors also approved cash payments to be made to holders of the Company’s stock options, SARs and RSUs as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of stock options, SARs and RSUs are equal to $0.5891 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to such holders will be made as their equity awards vest through fiscal year 2020. During the six months ended June 30, 2019 and 2018, the Company paid $219 and $494, respectively, to the holders of such vested equity awards. As of June 30, 2019 and December 31, 2018, equitable adjustment payments to be made as equity awards vest through fiscal year 2020, net of estimated forfeitures, totaled $76 and $296 and were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

November 2014 Special Dividend

On November 30, 2014, the board of directors declared and the stockholders approved a special dividend to the holders of common stock and preferred stock of record on that date. The cash dividend declared to stockholders was $0.3835 per share of common stock, $3.8346 per share of Series B Preferred Stock and $3.8346 per share of Series C Preferred Stock. Related to this special dividend declared in November 2014, the Company paid no dividends to the common and preferred stockholders during the six months ended June 30, 2019 and 2018, and, as of June 30, 2019 and December 31, 2018, no dividend payments with respect to this special dividend were payable.

In connection with the special dividend declared in November 2014, the board of directors also approved cash payments to be made to holders of the Company’s stock options and SARs as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of stock options and SARs are equal to $0.3835 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to the holders of stock options and SARs will be made as equity awards vest through fiscal year 2018. During the six months ended June 30, 2019 and 2018, the Company paid $1 and $29, respectively, to the holders of stock options and SARs for vested equity awards and as of December 31, 2018, equitable adjustment payments to be made as equity awards vest through fiscal year 2018, net of estimated forfeitures, totaled $20 and were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. No equitable adjustment payments remained outstanding as of June 30, 2019.

Stock Repurchase Program

On February 21, 2019, the Company announced a stock repurchase program authorizing it to repurchase up to $75,000 of the Company’s common stock. During the six months ended June 30, 2019, the Company did not repurchase any shares. As of June 30, 2019, $75,000 remained authorized for repurchases of the Company’s common stock under the stock repurchase program.

11. Stock-based Compensation

2017 Stock Incentive Plan

The Company’s 2017 Stock Incentive Plan (the “2017 Plan”) provides for the Company to sell or issue common stock or restricted common stock, or to grant qualified incentive stock options, nonqualified stock options, SARs, RSUs or other stock-based awards to the Company’s employees, officers, directors, advisers and outside consultants. The total number of shares authorized for issuance under the 2017 Plan was 13,500 shares as of June 30, 2019, of which 10,739 shares remained available for future grant.

Stock Options

The following table summarizes the outstanding stock option activity and a summary of information related to stock options as of and for the six months ended June 30, 2019:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at January 1, 2019	9,566	$7.29	6.35	$61,561
Granted	94	7.23
Exercised	(872)	2.49
Forfeited	(139)	13.29
Outstanding at June 30, 2019	8,649	$7.68	6.06	$13,679
Options exercisable at June 30, 2019	6,839	$6.08	5.52	$13,638
Vested or expected to vest at June 30, 2019	8,553	$7.61	6.04	$13,675

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Risk-free interest rate	2.0%	2.9%	2.0%–2.5%	2.7%–2.9%
Expected term (in years)	6.1	6.1–6.2	6.1–6.2	6.0–6.2
Expected volatility	29.1%	32.0%–32.1%	29.1%–30.6%	32.0%–32.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2019 and 2018 was $2.45 and $8.76 per share, respectively. Cash proceeds received upon the exercise of options were $2,168 and $10,147 during the six months ended June 30, 2019 and 2018, respectively. The intrinsic value of stock options exercised during the six months ended June 30, 2019 and 2018 was $6,087 and $83,861, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Restricted Stock Units

A summary of RSU activity under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”) and the 2017 Plan for the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2019	759	$13.40
Granted	1,117	10.90
Vested	(271)	9.90	$3,305
Forfeited	(56)	14.15
Unvested balance at June 30, 2019	1,549	$12.16

The Company withheld 76 shares of common stock in settlement of employee tax withholding obligations due upon the vesting of RSUs during the six months ended June 30, 2019. During the six months ended June 30, 2018, the Company withheld no shares of common stock in settlement of employee tax withholding obligations due upon the vesting of RSUs.

Stock Appreciation Rights

In January 2017, the Company granted 110 SARs that allow the holder the right, upon exercise, to receive in cash the amount of the difference between the fair value of the Company’s common stock at the date of exercise and the price of the underlying common stock at the date of grant of each SAR. The price of the underlying common stock on the date of grant was $12.24 per share and the grant-date fair value was $4.52 per SAR. The SARs vest over a four-year period from the date of grant and expire ten years from the date of grant. As of June 30, 2019, 240 SARs were outstanding and 19 were unvested. As of June 30, 2019, there were 221 SARs exercisable and the weighted-average fair value was $2.42 per SAR. The fair value of the SAR liability as of June 30, 2019 and December 31, 2018 was $521 and $1,387, respectively, (see Note 6) and was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options, RSUs and SARs for the three and six months ended June 30, 2019 and 2018 was classified in the condensed consolidated statements of operations and comprehensive income (loss) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$53	$(72)	$124	$137
Research and development expenses	502	(1,016)	643	1,002
Selling, general and administrative expenses	2,104	1,182	3,792	3,185
	$2,659	$94	$4,559	$4,324

As of June 30, 2019, there was $23,099 of unrecognized compensation cost related to outstanding stock options, RSUs and SARs, which is expected to be recognized over a weighted-average period of 2.79 years.

12. Net Income (Loss) per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to common stockholders, basic and diluted	$1,291	$21,417	$(14,048)	$39,193
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	83,884	83,257	83,605	82,447
Dilutive effect of stock options	2,455	10,333	—	11,023
Dilutive effect of restricted stock units	30	274	—	263
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	86,369	93,864	83,605	93,733
Net income (loss) per share attributable to common stockholders:
Basic	$0.02	$0.26	$(0.17)	$0.48
Diluted	$0.01	$0.23	$(0.17)	$0.42

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Options to purchase common stock	4,212	512	8,649	512
Unvested restricted stock units	1,314	102	1,549	102

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

The following table summarizes the Company’s revenue based on the customer’s location, as determined by the customer’s shipping address:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
North America:
United States	$15,432	$22,076	$29,988	$58,147
Canada	8,038	9,955	11,911	20,047
Total North America	23,470	32,031	41,899	78,194
Europe, Middle East and Africa:
Germany	5,544	15,072	7,824	23,205
Other	7,762	3,840	12,850	19,864
Total Europe, Middle East and Africa	13,306	18,912	20,674	43,069
Asia-Pacific
Japan	6,350	5,019	9,866	8,823
Other	1,490	3,390	2,698	8,937
Total Asia-Pacific	7,840	8,409	12,564	17,760
Latin America	7,485	9,370	12,450	18,773
Total revenue(1)	$52,101	$68,722	$87,587	$157,796

(1)	Other than the United States, Canada, Germany and Japan, no individual countries represented 10% or more of the Company’s total revenue for any of the periods presented.

The Company’s property and equipment, net by location was as follows:

	June 30, 2019	December 31, 2018
United States	$24,105	$25,088
China	2,611	2,623
Other	3,346	2,168
Total property and equipment, net	$30,062	$29,879

14. Related Parties

Transactions Involving Liberty Global Ventures Holding B.V. and its Affiliates

Liberty Global Ventures Holding B.V. was a principal stockholder of the Company through its ownership of common stock. Affiliates of Liberty Global Ventures Holding B.V. (“Liberty Global Affiliates”) are customers of the Company. Liberty Global Affiliates ceased being a principal stockholder as of October 19, 2018, when it disposed a portion of its ownership of the Company’s stock. During the three months ended June 30, 2018, the Company recognized revenue of $1,989 from transactions with Liberty Global Affiliates and amounts received in cash from Liberty Global Affiliates totaled $13,815. During the six months ended June 30, 2018, the Company recognized revenue of $17,720 from transactions with Liberty Global Affiliates and amounts received in cash from Liberty Global Affiliates totaled $27,707.

Employment of Rongke Xie

Rongke Xie, who serves as Deputy General Manager of Guangzhou Casa Communication Technology LTD (“Casa China”), a subsidiary of the Company, is the sister of Lucy Xie, the Company’s Senior Vice President of Operations and a member of the Company’s board of directors. Casa China paid Rongke Xie $74 and $101 in total compensation in the six months ended June 30, 2019 and 2018, respectively, for her services as an employee.

In February 2019 and June 2018, the Company granted to Rongke Xie 8 and 5 RSUs, respectively, which vest over four annual periods. The grant-date fair value of the awards totaled $200, which will be recorded as stock-based compensation expense over the vesting period of the awards. During the six months ended June 30, 2019, the Company recognized selling, general and administrative expenses of $22 related to these awards.

15. Commitments and Contingencies

Operating Leases

The Company leases manufacturing, warehouse and office space in the United States, China, Hong Kong, Spain and Ireland under non-cancelable operating leases that expire in 2021, 2022, 2022, 2023 and 2026, respectively. The Ireland lease provides the Company the right to terminate in 2021. Rent expense for the three months ended June 30, 2019 and 2018 was $373 and $256 respectively, and for the six months ended June 30, 2019 and 2018 was $700 and $509, respectively. Rent expense is recorded on a straight-line basis, and, as a result, as of June 30, 2019 and December 31, 2018, the Company had a deferred rent liability of $179 and $184, respectively, which is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2019 were as follows:

Year Ending December 31,
2019	$530
2020	1,075
2021	904
2022	87
2023	5
Thereafter	—
$2,601

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

As of June 30, 2019 and December 31, 2018, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities were recorded in its condensed consolidated financial statements.

Litigation

On May 29, 2019 and July 3, 2019, two putative class action lawsuits were filed in the Massachusetts Superior Court against the Company and certain of its directors and officers, among others, alleging claims under the Securities Act of 1933, as amended, on behalf of a putative class of purchasers of the Company’s common stock in and/or traceable to the Company’s IPO. Plaintiffs base their claims on allegations that the defendants made material misrepresentations and omissions in documents that the Company issued in connection with its IPO. Plaintiffs seek compensatory damages, costs and expenses, including counsel and expert fees, rescission or a rescissory measure of damages, and equitable and injunctive relief. No amounts have been accrued for this matter in the quarter ended June 30, 2019 as the Company does not believe the likelihood of a material loss is probable.  Although the ultimate outcome of this matter cannot be predicted with certainty, the resolution of this matter could have a material impact on the Company’s results of operations in the period in which the matter in resolved.

16. Subsequent Events

NetComm Wireless Limited Acquisition

On February 21, 2019, as previously disclosed, we entered into a definitive agreement to acquire 100% of the equity interests in NetComm by way of a scheme of arrangement subject to NetComm shareholder approval and court approval (the “Acquisition”). On July 1, 2019, the Company closed the Acquisition for cash consideration of $160,963 Australian dollars, or AUD ($112,674 United States dollars, or USD, based on an exchange rate of USD $0.700 per AUD $1.00 on July 1, 2019), using amounts included in restricted cash in the accompanying condensed consolidated balance sheet as of June 30, 2019. In addition, the Company recognized advisory fee expenses of $1,525 which became due and payable upon the closing of the acquisition.

Revolving Credit Facility

On July 1, 2019, the Company used $5,679 of borrowing capacity under its revolving credit facility for three stand-by letters of credit that serve as collateral to three of NetComm’s customers pursuant to a contractual performance guarantee.

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

We focus our development efforts on innovation and being the first to market with new products at each generational shift in network technology. For example, we pioneered the use of a software-centric approach to leverage the programmability of field programmable gate arrays and general-purpose processors for use in the cable industry. In addition, we believe we were the first to provide each of the following to our customers: a solution enabling cable service providers to deliver Internet Protocol, voice, digital video and data over a single port; a solution enabling cable service providers to deliver multi-gigabit speeds to their subscribers; and a remote node solution to enable distributed broadband cable access at gigabit speeds. With our recently launched wireless products, including our Apex™ Strand and Small Cell Management System, our mobile edge computing solution, and our Axyom™ Small Cell Core, we believe that we are well positioned in the market in enabling mobile network service providers to deliver increased bandwidth and new services to their subscribers.

We have created a software-centric, multi-service portfolio based on our Axyom software which enables a broad range of core and access network functions for fixed and wireless networks. These networks share a common set of core and access network functions that enable network services such as subscriber management, session management, transport security and radio frequency management. Our Axyom software architecture allows each of these network functions to be provided and controlled, integrated or combined together, in a building block-style fashion with the segments of software responsible for each other network function. This allows us to offer network architectures that can be efficiently and rapidly tailored to meet each customer’s specific requirements, both as they exist at the time of initial implementation and as they evolve over time. While we initially focused on providing solutions for cable service providers due to our founders’ experience in the cable industry, the commonalities between new fixed and wireless network architectures have allowed us to leverage our existing Axyom software and to expand our solutions into the wireless and fixed communications markets.

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

Results of Operations

The following tables set forth our consolidated results of operations in dollar amounts and as percentage of total revenue for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Revenue:
Product	$42,223	$58,537	$68,876	$138,727
Service	9,878	10,185	18,711	19,069
Total revenue	52,101	68,722	87,587	157,796
Cost of revenue(1):
Product	10,976	18,560	20,405	44,340
Service	1,820	761	3,380	2,100
Total cost of revenue	12,796	19,321	23,785	46,440
Gross profit	39,305	49,401	63,802	111,356
Operating expenses:
Research and development(1)	18,260	16,696	36,665	37,226
Selling, general and administrative(1)	17,302	16,163	37,495	34,619
Total operating expenses	35,562	32,859	74,160	71,845
Income (loss) from operations	3,743	16,542	(10,358)	39,511
Other income (expense), net	(3,010)	(3,319)	(6,418)	(6,719)
Income (loss) before benefit from income taxes	733	13,223	(16,776)	32,792
Benefit from income taxes	(558)	(8,194)	(2,728)	(6,401)
Net income (loss)	$1,291	$21,417	$(14,048)	$39,193

(1)	Includes stock-based compensation expense related to stock options, stock appreciation rights and restricted stock units granted to employees and non-employee consultants as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Cost of revenue	$53	$(72)	$124	$137
Research and development expense	502	(1,016)	643	1,002
Selling, general and administrative expense	2,104	1,182	3,792	3,185
Total stock-based compensation expense	$2,659	$94	$4,559	$4,324

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(as a percentage of total revenue)
Revenue:
Product	81%	85%	79%	88%
Service	19	15	21	12
Total revenue	100	100	100	100
Cost of revenue:
Product	21	27	23	28
Service	3	1	4	1
Total cost of revenue	25	28	27	29
Gross profit	75	72	73	71
Operating expenses:
Research and development	35	24	42	24
Selling, general and administrative	33	24	43	22
Total operating expenses	68	48	85	46
Income (loss) from operations	7	24	(12)	25
Other income (expense), net	(6)	(5)	(7)	(4)
Income (loss) before benefit from income taxes	1	19	(19)	21
Benefit from income taxes	(1)	(12)	(3)	(4)
Net income (loss)	2%	31%	(16)%	25%

Percentages in the table above are based on actual values. As a result, some totals may not sum due to rounding.

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

	Three Months Ended June 30,
	2019		2018		Change
	Amount	% of Total	Amount	% of Total	Amount	%
	(dollars in thousands)
Revenue:
Product	$42,223	81.0%	$58,537	85.2%	$(16,314)	(27.9)%
Service	9,878	19.0%	10,185	14.8%	(307)	(3.0)%
Total revenue	$52,101	100.0%	$68,722	100.0%	$(16,621)	(24.2)%
Revenue by geographic region:
North America	$23,470	45.1%	$32,031	46.7%	$(8,561)	(26.7)%
Europe, Middle East and Africa	13,306	25.5%	18,912	27.5%	(5,606)	(29.6)%
Asia-Pacific	7,840	15.0%	8,409	12.2%	(569)	(6.8)%
Latin America	7,485	14.4%	9,370	13.6%	(1,885)	(20.1)%
Total revenue	$52,101	100.0%	$68,722	100.0%	$(16,621)	(24.2)%

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

The decrease in service revenue was primarily due to a decrease in professional services revenue recognized on installation services.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$10,976	$18,560	$(7,584)	(40.9)%
Service	1,820	761	1,059	139.2%
Total cost of revenue	$12,796	$19,321	$(6,525)	(33.8)%

The decrease in cost of product revenue was primarily due to a decrease in sales of our hardware-based broadband products to existing customers.

The increase in cost of service revenue was primarily due to an increase in subcontracted professional services.

	Three Months Ended June 30,
	2019		2018		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin (bps)
	(dollars in thousands)
Gross profit:
Product	$31,247	74.0%	$39,977	68.3%	$(8,730)	570
Service	8,058	81.6%	9,424	92.5%	(1,366)	(1,090)
Total gross profit	$39,305	75.4%	$49,401	71.9%	$(10,096)	350

The increase in product gross margin was primarily due to the sale of hardware-based products with higher initial software-enabled capacity and to an increase in software-based capacity expansions as a percentage of total product revenue.

The decrease in service gross margin was due to an increase in subcontracted professional services.

Research and Development

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Research and development	$18,260	$16,696	$1,564	9.4%
Percentage of revenue	35.0%	24.3%

The increase in research and development expense was primarily due to a $2.2 million increase in personnel-related costs due to an increase in stock-based compensation expense and an increase in headcount, partially offset by a $0.8 million decrease in research and development materials and testing for new broadband products.

Selling, General and Administrative

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Selling, general and administrative	$17,302	$16,163	$1,139	7.0%
Percentage of revenue	33.2%	23.5%

The increase in selling, general and administrative expense was due to increases in personnel-related costs of $1.1 million due to an increase in stock-based compensation expense and costs associated with the acquisition of NetComm Wireless Limited, or NetComm, of $0.6 million, partially offset by a $0.7 million decrease in professional service fees.

Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Other income (expense), net	$(3,010)	$(3,319)	$309	(9.3)%
Percentage of revenue	(5.8)%	(4.8)%

The change in other income (expense), net was primarily due to a $1.0 million increase in foreign currency gains due to a decrease in our foreign-denominated receivables and an increase in the Euro to U.S. dollar exchange rate during the second quarter of 2018, partially offset by a $0.4 million increase in interest expense due to an increase in the interest rate on our term loan facility and a $0.1 million decrease in interest income due to a decrease in our portfolio of cash equivalents balances.

Benefit from Income Taxes

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Benefit from income taxes	$(558)	$(8,194)	$7,636	(93.2)%
Effective tax rate	(76.1)%	(62.0)%

The decrease in the benefit from income taxes was primarily due to the pre-tax book income for the three months ended June 30, 2019 being significantly less than the pre-tax book income for the three months ended June 30, 2018.  Additionally, the excess tax benefits related to the exercise of non-qualified and incentive stock options were significantly lower during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

	Six Months Ended June 30,
	2019		2018		Change
	Amount	% of Total	Amount	% of Total	Amount	%
	(dollars in thousands)
Revenue:
Product	$68,876	78.6%	$138,727	87.9%	$(69,851)	(50.4)%
Service	18,711	21.4%	19,069	12.1%	(358)	(1.9)%
Total revenue	$87,587	100.0%	$157,796	100.0%	$(70,209)	(44.5)%
Revenue by geographic region:
North America	$41,899	47.9%	$78,194	49.5%	$(36,295)	(46.4)%
Europe, Middle East and Africa	20,674	23.6%	43,069	27.3%	(22,395)	(52.0)%
Latin America	12,450	14.2%	18,773	11.9%	(6,323)	(33.7)%
Asia-Pacific	12,564	14.3%	17,760	11.3%	(5,196)	(29.3)%
Total revenue	$87,587	100.0%	$157,796	100.0%	$(70,209)	(44.5)%

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

The decrease in service revenue was primarily due to a decrease in professional services revenue recognized on installation services.

Cost of Revenue and Gross Profit

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$20,405	$44,340	$(23,935)	(54.0)%
Service	3,380	2,100	1,280	61.0%
Total cost of revenue	$23,785	$46,440	$(22,655)	(48.8)%

The decrease in cost of product revenue was primarily due to a decrease in sales of our hardware-based broadband products to existing customers.

The increase in cost of service revenue was primarily due to an increase in subcontracted professional services.

	Six Months Ended June 30,
	2019		2018		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin (bps)
	(dollars in thousands)
Gross profit:
Product	$48,471	70.4%	$94,387	68.0%	$(45,916)	240
Service	15,331	81.9%	16,969	89.0%	(1,638)	(710)
Total gross profit	$63,802	72.8%	$111,356	70.6%	$(47,554)	220

The increase in product gross margin was primarily due to the sale of hardware-based products with higher initial software-enabled capacity and to an increase in software-based capacity expansions as a percentage of total product revenue.

The decrease in service gross margin was due to an increase in subcontracted professional services.

Research and Development

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Research and development	$36,665	$37,226	$(561)	(1.5)%
Percentage of revenue	41.9%	23.6%

The decrease in research and development expense was primarily due to a $1.5 million decrease in research and development materials and testing for new broadband products, partially offset by a $0.7 million increase in personnel-related costs due to an increase in headcount.

Selling, General and Administrative

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Selling, general and administrative	$37,495	$34,619	$2,876	8.3%
Percentage of revenue	42.8%	21.9%

The increase in selling, general and administrative expense was due to costs associated with the acquisition of NetComm of $1.5 million, increases in bad debt expense of $1.3 million for a customer that filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code, trade show expenses of $1.0 million to promote our broadband products and personnel-related costs of $0.7 million due to an increase in headcount, partially offset by a $1.6 million decrease in partner commissions due to a lower volume of sales.

Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Other income (expense), net	$(6,418)	$(6,719)	$301	(4.5)%
Percentage of revenue	(7.3)%	(4.3)%

The change in other income (expense), net was primarily due to a $0.4 million foreign currency gain in the six months ended June 30, 2019, as compared to a foreign currency loss of $0.5 million for the six months ended June 30, 2018, resulting from a decrease in our foreign-denominated receivables and a decrease in the Euro to U.S. dollar exchange rate during the second quarter of 2018. In addition, interest income increased $0.4 million due to an increase in interest rates on our portfolio of cash equivalents, partially offset by a $0.9 million increase in interest expense due to an increase in the interest rate on our term loan facility.

Benefit from Income Taxes

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Benefit from income taxes	$(2,728)	$(6,401)	$3,673	(57.4)%
Effective tax rate	16.3%	(19.5)%

The decrease in the benefit from income taxes was primarily due to the pre-tax book loss for the six months ended June 30, 2019 compared to the pre-tax book income for the six months ended June 30, 2018.  Additionally, the excess tax benefits related to the exercise of non-qualified and incentive stock options were significantly lower during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

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

On February 21, 2019, we entered into a definitive agreement to acquire 100% of the equity interests in NetComm by way of a scheme of arrangement subject to NetComm shareholder approval and court approval (the “Acquisition”). On July 1, 2019, we closed the acquisition for cash consideration of $161.0 million Australian dollars, or AUD ($112.7 million United States dollars, or USD, based on an exchange rate of USD $0.700 per AUD $1.00 on July 1, 2019), using amounts included in restricted cash in the accompanying condensed consolidated balance sheet as of June 30, 2019. In addition, we recognized advisory fee expenses of $1.5 million which became due and payable upon the closing of the acquisition.

The following tables set forth our cash and cash equivalents and working capital as of June 30, 2019 and December 31, 2018 and our cash flows for the six months ended June 30, 2019 and 2018:

	June 30, 2019	December 31, 2018
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and restricted cash	$244,190	$280,587
Working capital	315,234	328,400

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Consolidated Cash Flow Data:
Net cash (used in) provided by operating activities	$(31,120)	$82,368
Net cash used in investing activities	(3,764)	(4,501)
Net cash (used in) provided by financing activities	(2,582)	5,673

As of June 30, 2019, we had cash, cash equivalents and restricted cash of $244.2 million and net accounts receivable of $52.9 million. We maintain a $25.0 million revolving credit facility, which was unused as of June 30, 2019.

Of our total cash, cash equivalents and restricted cash of $244.2 million as of June 30, 2019, $80.0 million was held by our foreign subsidiaries. The Tax Cuts and Jobs Act, or TCJA, established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries.  As of June 30, 2019, we had $25,995 of undistributed earnings in China that are not indefinitely reinvested. The remaining unremitted earnings of our foreign subsidiaries are either indefinitely reinvested or could be remitted with an immaterial tax cost.

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

During the six months ended June 30, 2019, cash used in operating activities was $31.1 million, primarily resulting from our net loss of $14.0 million and net cash used in changes in our operating assets and liabilities of $21.1 million, partially offset by net non-cash adjustments of $4.1 million. The net cash used in changes in our operating assets and liabilities during the six months ended June 30, 2019 was primarily due to a $23.1 million increase in inventory due to anticipated growth in our business; an $5.4 million decrease in deferred revenue due to the timing of revenue recognition; a $7.9 million decrease in accounts payable due to the timing of vendor payments; a $6.4 million decrease in accrued expenses primarily attributable to the timing of personnel-related bonus payments; and a $1.8 million increase in prepaid expenses and other assets mainly related to renewals of insurance contracts. These sources of cash were partially offset by a $24.2 million decrease in accounts receivable due to collections during the period.

During the six months ended June 30, 2018, cash provided by operating activities was $82.4 million, primarily resulting from our net income of $39.2 million and net cash provided by changes in our operating assets and liabilities of $45.9 million, partially offset by net non-cash gains of $2.7 million. The net cash provided by changes in our operating assets and liabilities during the six months ended June 30, 2018 was primarily due to a $47.3 million decrease in accounts receivable due to the timing of billings and collections during the period; a $3.1 million decrease in inventory due to shipments of our hardware-based broadband products to customers; and a $3.2 million increase in accounts payable primarily attributable to the timing of vendor payments. These sources of cash were partially offset by a $5.1 million decrease in accrued expenses and other current liabilities, which included a decrease of $6.2 million for personnel-related accrued liabilities, such as accrued salaries and bonuses, and a $2.3 million decrease in deferred revenue primarily due to recognition of $5.2 million of revenue from an existing customer in the Asia-Pacific region, partially offset by the revenue deferral of $2.9 million for certain sales transactions with future obligations to deliver products and services to existing customers in North America and maintenance and support service contract renewals.

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

Net cash used in investing activities during the six months ended June 30, 2019 was $3.8 million and consisted of purchases of property and equipment.

Net cash used in investing activities during the six months ended June 30, 2018 was $4.5 million and consisted of purchases of property and equipment.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2019 was $2.6 million and consisted of employee taxes paid related to net share settlement of equity awards of $1.0 million, dividend and equitable adjustment payments of $2.1 million and debt principal repayments of $1.7 million, partially offset by proceeds from the exercise of stock options of $2.2 million.

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

Commercial Mortgage Loan

In July 2015, we entered into an $8.0 million commercial mortgage loan agreement. The annual interest rate on the loan is 3.5%, and the loan is repayable in 60 monthly installments of principal and interest based on a 20-year amortization schedule. The loan is secured by the land and building, which are our corporate offices, purchased in March 2015, and contains annual affirmative, negative and financial covenants, including maintenance of a minimum debt service ratio. We were in compliance with all the covenants of the mortgage loan as of June 30, 2019 and December 31, 2018. As of June 30, 2019 and December 31, 2018, the outstanding principal amount under the mortgage loan was $6.8 million and $7.0 million, respectively.

Term Loan and Revolving Credit Facilities

On December 20, 2016, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, various lenders and JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as joint lead arrangers and joint bookrunners, providing for:

•	a term loan facility of $300.0 million; and
•	a revolving credit facility of up to $25.0 million in revolving credit loans and letters of credit.

As of June 30, 2019 and December 31, 2018, we had borrowings of $292.5 million and $294.0 million, respectively, outstanding under the term loan facility and we did not have any outstanding borrowings under the revolving credit facility. In addition, we may, subject to certain conditions, including the consent of the administrative agent and the institutions providing such increases, increase the facilities by an unlimited amount so long as we are in compliance with specified leverage ratios, or otherwise by up to $70.0 million.

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

For Eurodollar rate loans, we may select interest periods of one, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. We have the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at our option, subject, in the case of Eurodollar rate loans, to prepayment penalties if the conversion is effected prior to the end of the applicable interest period. As of June 30, 2019, the interest rate on the term loans was 6.33% per annum, which was based on a three-month Eurodollar rate at the applicable floor of 2.33% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. As of December 31, 2018, the interest rate on our borrowings under the term loan facility was 6.52% per annum, which was based on a one-month Eurodollar rate of 2.52% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans.

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

The facilities are secured by, among other things, a first priority security interest, subject to permitted liens, in substantially all of our assets and all of the assets of certain of our subsidiaries and a pledge of certain of the stock of certain of our subsidiaries, in each case subject to specified exceptions. The facilities contain customary affirmative and negative covenants, including certain restrictions on our ability to pay dividends, and, with respect to the revolving credit facility, a financial covenant requiring us to maintain a specified total net leverage ratio in the event that on the last day of any fiscal quarter we have utilized more than 30% of our borrowing capacity under the facility. We were in compliance with all of the applicable covenants of the facilities as of June 30, 2019 and December 31, 2018. As of June 30, 2019 and December 31, 2018, we had not utilized more than 30% of our borrowing capacity under the revolving credit facility and compliance with the financial covenant was not applicable.

On July 1, 2019, we used $5.7 million of borrowing capacity under our revolving credit facility for three stand-by letters of credit that serve as collateral to three of NetComm’s customers pursuant to a contractual performance guarantee.

Stock Repurchase Program

On February 21, 2019, we announced a stock repurchase program under which we were authorized to repurchase up to $75.0 million of our common stock. During the six months ended June 30, 2019, we did not repurchase any shares. As of June 30, 2019, $75.0 million remained authorized for repurchases of our common stock under the stock repurchase program. The stock repurchase program has no expiration date, does not require us to purchase a minimum number of shares, and is able to be suspended, modified or discontinued at any time without prior notice.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2019:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Debt obligations—Term loans(1)	$375,209	$10,900	$43,065	$42,244	$279,000
Debt obligations—Commercial mortgage(2)	7,058	278	6,780	—	—
Operating leases(3)	2,601	530	1,979	92	—
Total	$384,868	$11,708	$51,824	$42,336	$279,000

(1)

Amounts in the table reflect the contractually required principal and interest payable pursuant to outstanding borrowings under our term loan facility. For purposes of this table, the interest due under the term loan facility was calculated using an assumed interest rate of 6.33% per annum, which was the interest rate in effect as of June 30, 2019.

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

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

Foreign Currency Exchange Risk

We have accounts receivables denominated in foreign currencies, and our operations outside of the United States incur their operating expenses in foreign currencies. To date, the majority of our product sales and inventory purchases have been denominated in U.S. dollars. For our subsidiary in Ireland, the U.S. dollar is the functional currency. For each of our other foreign subsidiaries, the functional currency is the local currency. During the six months ended June 30, 2019 and 2018, we incurred foreign currency transaction gains (losses) of $0.4 million and $(0.5) million, respectively, primarily related to unrealized and realized foreign currency gains (losses) on accounts receivables denominated in foreign currencies. These foreign currency transaction gains (losses) were recorded as a component of other income (expense), net in our condensed consolidated statements of operations and comprehensive income (loss). We believe that a 5% change in the exchange rate between the U.S. dollar and Euro would not materially impact our operating results or financial position. As of June 30, 2019, we had foreign currency forward contracts outstanding with notional amounts totaling 2.5 million Euros that mature in the fourth quarter of 2019, and we expect to continue to hedge certain significant transactions denominated in currencies other than the U.S. dollar in the future.

Interest Rate Sensitivity

Our cash and cash equivalents as of June 30, 2019 consisted of cash maintained in FDIC-insured operating accounts as well as investments in money market mutual funds and certificates of deposit. We also have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk for our cash equivalents is interest income sensitivity, which is primarily affected by changes in the general level of U.S. interest rates. However, we do not believe a sudden change in the interest rates for our cash equivalents would have a material impact on our financial condition, results of operations or cash flows.

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

As of June 30, 2019, we had borrowings of $292.5 million outstanding under the term loan facility, bearing interest at a rate of 6.33% per annum, which was based on a three-month Eurodollar rate of 2.33% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. Changes in interest rates could cause interest charges on our term loan facility to fluctuate. Based on the amount of borrowings outstanding as of June 30, 2019, an increase of 10%, or approximately 23 basis points, in the three-month Eurodollar rate as of June 30, 2019 would cause pre-tax decreases to our earnings and cash flows of approximately $0.7 million per year, assuming that such rate were to remain in effect for a year. A decrease of 10%, or approximately 23 basis points, in the three-month Eurodollar rate as of June 30, 2019 would cause pre-tax increases to our earnings and cash flows of approximately $0.7 million, assuming that such rate were to remain in effect for a year.

As of June 30, 2019, we were not exposed to interest rate risk under the revolving credit facility as a result of having no outstanding borrowings under the facility.

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

On May 29, 2019 and July 3, 2019, two putative class action lawsuits were filed in the Massachusetts Superior Court against us and certain of our directors and officers, among others, alleging claims under the Securities Act of 1933, as amended, on behalf of a putative class of purchasers of our common stock in and/or traceable to our December 15, 2017 initial public offering, which we refer to as our IPO. Plaintiffs base their claims on allegations that the defendants made material misrepresentations and omissions in documents that we issued in connection with our IPO. Plaintiffs seek compensatory damages, costs and expenses, including counsel and expert fees, rescission or a rescissory measure of damages, and equitable and injunctive relief. No amounts have been accrued for this matter in the quarter ended June 30, 2019 as we do not believe the likelihood of a material loss is probable.  Although the ultimate outcome of this matter cannot be predicted with certainty, the resolution of this matter could have a material impact on our results of operations in the period in which the matter in resolved.

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

Historically, certain of our customers have accounted for a significant portion of our revenue. For example, sales to Charter Communications accounted for 21%, 27%, 27% and 37% of our revenue for the six months ended June 30, 2019 and 2018 and the years ended December 31, 2018 and 2017, respectively; sales to SCSK accounted for 11% of our revenue for the six months ended June 30, 2019; sales to Liberty Global Affiliates accounted for 11% of our revenue for both the six months ended 2018 and the years ended December 31, 2018 and 2017; sales to Vodafone Kabel Deutschland GmbH accounted for 13% and 14% of our revenue for the six months ended June 30, 2018 and the year ended December 31, 2018, respectively; sales to Videotron accounted for 14% of our revenue for the year ended December 31, 2018; and sales to Rogers accounted for 12% of our revenue for the year ended December 31, 2018. Based on their historical purchasing patterns, we expect that our large customers will continue to account for a substantial portion of our revenue in future periods. However, our customers generally make purchases from us on a purchase-order basis rather than pursuant to long-term contracts, and those that do enter long-term contracts typically have the right to terminate their contracts for convenience. As a result, we generally have no assurances that these large customers will continue to purchase our solutions. We may also see consolidation of our customer base, which could result in loss of customers. In addition, some of our large customers have used, and may in the future use, the sizes and relative importance of their orders to our business to require that we enter into agreements with more favorable terms than we would otherwise agree to and obtain price concessions. The loss of a significant customer, a significant delay or reduction in purchases by large customers or significant price concessions to one or more large customers, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Developing our products is expensive, and the investment in product development may involve a long payback cycle or may result in investments in technologies or standards that do not get adopted in the timeframe we anticipate, or at all. For the six months ended June 30, 2019 and 2018 and the years ended December 31, 2018 and 2017, our research and development expenses were $36.7 million, or approximately 41.9% of our revenue, $37.2 million, or approximately 23.6% of our revenue, $71.0 million, or approximately 23.9% of our revenue, and $60.7 million, or approximately 17.3% of our revenue, respectively. We expect to continue to invest heavily in software development in order to expand the capabilities of our broadband and wireless infrastructure solutions, introduce new products and features and build upon our technology leadership, and we expect that our research and development expenses will continue to increase in absolute dollars and as a percentage of revenue from 2018 to 2019. Our investments in research and development may not generate positive returns in a timely fashion or at all.

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

We generate a significant amount of revenue from sales to customers outside of the United States and expect to increase geographic diversity of our revenues following the acquisition of NetComm Wireless Limited, and we are therefore subject to a number of risks associated with international sales and operations.

We have extensive international operations and generate a significant amount of revenue from sales to customers in Asia-Pacific, Europe and Latin America. In the third quarter of 2019, we also completed the acquisition of NetComm Wireless Limited, an Australian public company. Our ability to grow our business and our future success will depend to a significant extent on our ability to continue to expand our operations and customer base worldwide.

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

Our revenue growth rate has varied over time, and our revenue performance in recent periods may not be indicative of our future performance. Our revenue grew 11.2% from the year ended December 31, 2016 to the year ended December 31, 2017. Our revenue then decreased 15.5% from the year ended December 31, 2017 to the year ended December 31, 2018 and decreased 44.5% from the six months ended June 30, 2018 to the six months ended June 30, 2019. We may not achieve revenue growth in future periods. You should not rely on our revenue for any prior quarterly or annual period as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected.

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

We have experienced rapid growth and increased demand for our products in recent years, which have placed a strain on our management, administrative, operational and financial infrastructure. To handle this growth and increase in demand, we have significantly expanded our headcount, from 680 as of December 31, 2017 to 743 as of December 31, 2018 and to 812 as of June 30, 2019, and we expect to continue to increase our headcount. As we have grown, we have had to manage an increasingly larger and more complex array of internal systems and processes to scale with all aspects of our business, including our software development, contract manufacturing and purchasing, logistics and fulfillment and sales, maintenance and support. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and continue to hire, train and manage new employees as needed. To manage domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. We may not be able to successfully implement these or other improvements to our systems and processes in an efficient or timely manner, and we may discover deficiencies in their capabilities or effectiveness. Our failure to improve our systems and processes, or their failure to operate effectively and in the intended manner, may result in disruption of our current operations and customer relationships, our inability to manage the growth of our business and our inability to accurately forecast our revenue, expenses and earnings.

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

We depend on our direct sales force to increase sales with existing customers and to obtain new customers. As such, we have invested and will continue to invest substantially in our sales organization. In recent periods, we have been adding personnel to our sales function as we focus on growing our business, entering new markets and increasing our market share, and we expect to incur significant additional expenses in expanding our sales personnel in order to achieve revenue growth. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, retaining and integrating sufficient numbers of sales personnel to support our growth, particularly in international markets. In addition, we have significantly increased the number of personnel in our sales and marketing departments in recent periods, with headcount growing from 122 as of December 31, 2017 to 142 as of December 31, 2018 and to 144 as of June 30, 2019. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire, retain or integrate into our corporate culture sufficient numbers of qualified individuals in the markets where we do business or plan to do business. If we are unable to hire, integrate and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new customers or increasing sales to our existing customer base, our business, financial condition, results of operations and prospects could be materially adversely affected.

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

Litigation could distract management, increase our expenses or subject us to material money damages and other remedies.

We are subject to two putative class action lawsuits alleging federal securities law violations in connection with our IPO, and may be involved from time to time in various additional legal proceedings, including, but not limited to, actions relating to breach of contract or intellectual property infringement that might necessitate changes to our business or operations. Regardless of whether any claims against us have merit, or whether we are ultimately held liable or subject to payment of damages, claims may be expensive to defend and may divert management's time away from our operations. If any legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations. Any adverse publicity resulting from actual or potential litigation may also materially and adversely affect our reputation, which in turn could adversely affect our results.

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

As part of our growth strategy, we may make investments in or acquire complementary companies, products or technologies. For example, on July 1, 2019, we announced that we closed the acquisition of NetComm Wireless Limited for cash consideration of AUD $161.0 million (USD $112.7 million, based on an exchange rate of USD $0.700 per AUD $1.00 on July 1, 2019) to diversify our revenues both geographically and by product channel. We do not have significant experience in making investments in other companies nor have we made a significant number of acquisitions to date, and as a result, our ability as an organization to evaluate and/or complete investments or acquire and integrate other companies, products or technologies in a successful manner is unproven. We may not be able to find suitable future investment or acquisition candidates, and we may not be able to complete such investments or acquisitions on favorable terms, if at all. Our acquisition of NetComm Wireless Limited may not achieve its objectives or strengthen our competitive position. If we complete additional investments or acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any investments or acquisitions we complete could be viewed negatively by our customers, investors and securities analysts.

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

•	our inability to fulfill our customers’ orders due to supply chain delays, access to key commodities or technologies or events that impact our manufacturers or their suppliers;
•	the cost and possible outcomes of any legal actions or proceedings against us, including those described under “Item 1. Legal Proceedings.”;
•	our overall effective tax rate, including impacts caused by any changes in the valuation of our deferred tax assets and any new legislation or regulatory developments;
•	increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates; and
•	general economic conditions, both domestically and in foreign markets.

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

The market price of our common stock could be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	actual or anticipated changes in our earnings or fluctuations in our results of operations or in the expectations of securities analysts;
•	price and volume fluctuations in the overall stock market from time to time;
•	volatility in the market price and trading volume of comparable companies;
•	announcements of technological innovations, new products, strategic alliances, or significant agreements by us or by competitive vendors;
•	announcements by our customers regarding significant increases or decreases in capital expenditures;
•	departure of key personnel;
•	litigation involving us or that may be perceived as having an impact on our business;
•	changes in general economic, industry and market conditions and trends;
•	investors’ general perception of us;

•	the cost and possible outcomes of any legal actions or proceedings against us, including those described under “Item 1. Legal Proceedings.”;
•	sales of large blocks of our stock; and
•	announcements regarding further industry consolidation.

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

As of July 31, 2019, our directors, executive officers and 10% stockholders beneficially owned, in the aggregate, approximately 62.3% of our outstanding common stock. As a result, these stockholders could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

In addition to our outstanding common stock, as of July 31, 2019, there were 8,597,386 shares subject to outstanding options, 1,587,889 shares subject to outstanding restricted stock unit awards, or RSUs, and an additional 10,747,715 shares reserved for future issuance under our equity incentive plans.  Because we have registered most shares of common stock that may be issued under our equity incentive plans pursuant to a Registration Statement on Form S-8, any such registered shares that we issue can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

Moreover, holders of an aggregate of approximately 37,129,787 shares of our common stock as of July 31, 2019 have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.  Upon registration, such shares would be able to be freely sold in the public market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On December 14, 2017, the Securities and Exchange Commission, or the SEC, declared our registration statement on Form S-1 (File No. 333-221658) for our initial public offering effective.  The net offering proceeds to us from the offering, after deducting underwriting discounts of $6.3 million and offering expenses payable by us totaling $4.1 million, were approximately $79.3 million. No offering discounts, commissions or expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 15, 2017 pursuant to Rule 424(b)(4).  As of June 30, 2019, we had not used any of the net offering proceeds and we have invested the proceeds into an investment portfolio with the primary objective of preserving principal and providing liquidity without significantly increasing risk.

Stock Repurchase Program

The following table sets forth information with respect to repurchases of shares of our common stock during the three-month period ended June 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)		(In thousands)	(In thousands)
April 1 - April 30, 2019	—	$—	—	$75,000
May 1 - May 31, 2019	—	$—	—	$75,000
June 1 - June 30, 2019	—	$—	—	$75,000

(1)

On February 21, 2019, we announced that our board of directors authorized the repurchase of up to $75.0 million of our common stock under a stock repurchase program.  During the six months ended June 30, 2019, we did not repurchase any shares under the program.  The stock repurchase program has no expiration date, does not require us to purchase a minimum number of shares, and is able to be suspended, modified or discontinued at any time without prior notice.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description

2.1

Deed, dated as of February 21, 2019, between Casa Systems, Inc. and NetComm Wireless Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38324) filed on February 21, 2019)

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38324) filed on December 19, 2017)

3.2	By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38324) filed on December 19, 2017)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASA SYSTEMS, INC.

Date: August 5, 2019	By:	/s/ Jerry Guo
Jerry Guo
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 5, 2019	By:	/s/ Maurizio Nicolelli
Maurizio Nicolelli
Chief Financial Officer (Principal Financial and Accounting Officer)