Form 10-Q
period 2019-09-30
Casa Systems Inc
filed 2019-11-05
CIK 1333835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, the registrant had 84,204,089 shares of common stock, $0.001 par value per share, issued and outstanding.

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

•	increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates;
•	the costs and possible outcomes of any legal actions or proceedings against us, including those described under “Part II, Item 1—Legal Proceedings”;
•	general economic conditions, both domestically and in foreign markets;
•	our ability to obtain and maintain intellectual property protection for our products; and
•	our use of proceeds from our initial public offering.

Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$123,570	$280,587
Accounts receivable, net of provision for doubtful accounts of $911 and $410 as of September 30, 2019 and December 31, 2018, respectively	62,736	81,782
Inventory	98,203	50,997
Prepaid expenses and other current assets	6,747	3,755
Prepaid income taxes	390	390
Total current assets	291,646	417,511
Property and equipment, net	37,006	29,879
Accounts receivable, net of current portion	937	2,388
Deferred tax assets	32,497	21,578
Goodwill	49,794	—
Intangible assets, net	42,574	—
Other assets	4,045	3,293
Total assets	$458,499	$474,649
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,128	$17,776
Accrued expenses and other current liabilities	32,835	36,992
Accrued income taxes	1,407	958
Deferred revenue	27,556	31,206
Current portion of long-term debt, net of unamortized debt issuance costs	8,599	2,179
Total current liabilities	89,525	89,111
Accrued income taxes, net of current portion	7,126	4,923
Deferred tax liabilities	7,064	—
Deferred revenue, net of current portion	6,075	12,479
Long-term debt, net of current portion and unamortized debt issuance costs	285,224	293,280
Other liabilities, net of current portion	511	—
Total liabilities	395,525	399,793
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized as of September 30, 2019 and December 31, 2018; no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 500,000 shares authorized as of September 30, 2019 and December 31, 2018; 84,204 and 82,961 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	84	83
Additional paid-in capital	166,565	156,939
Accumulated other comprehensive loss	(2,271)	(1,158)
Accumulated deficit	(101,404)	(81,008)
Total stockholders’ equity	62,974	74,856
Total liabilities and stockholders’ equity	$458,499	$474,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Product	$71,319	$60,817	$140,196	$199,544
Service	10,497	10,689	29,208	29,758
Total revenue	81,816	71,506	169,404	229,302
Cost of revenue:
Product	40,578	13,272	60,983	57,612
Service	2,024	1,303	5,404	3,403
Total cost of revenue	42,602	14,575	66,387	61,015
Gross profit	39,214	56,931	103,017	168,287
Operating expenses:
Research and development	24,158	16,403	60,823	53,629
Selling, general and administrative	23,823	17,905	61,318	52,524
Total operating expenses	47,981	34,308	122,141	106,153
(Loss) income from operations	(8,767)	22,623	(19,124)	62,134
Other income (expense):
Interest income	660	1,821	3,882	4,596
Interest expense	(5,240)	(5,032)	(15,662)	(14,579)
(Loss) gain on foreign currency, net	(869)	69	(458)	(445)
Other income, net	106	411	477	978
Total other income (expense), net	(5,343)	(2,731)	(11,761)	(9,450)
(Loss) income before benefit from income taxes	(14,110)	19,892	(30,885)	52,684
(Benefit from) provision for income taxes	(5,612)	995	(8,339)	(5,406)
Net (loss) income	(8,498)	18,897	(22,546)	58,090
Other comprehensive income (loss)—foreign currency translation adjustment	(1,180)	(1,117)	(1,113)	(1,620)
Comprehensive (loss) income	$(9,678)	$17,780	$(23,659)	$56,470
Net (loss) income attributable to common stockholders:
Basic and diluted	$(8,498)	$18,897	$(22,546)	$58,090
Net (loss) income per share attributable to common stockholders:
Basic	$(0.10)	$0.22	$(0.27)	$0.69
Diluted	$(0.10)	$0.21	$(0.27)	$0.62
Weighted-average shares used to compute net (loss) income per share attributable to common stockholders:
Basic	84,068	86,167	83,761	83,701
Diluted	84,068	92,032	83,761	93,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2019	84,028	$84	$163,526	$(1,091)	$(92,906)	$69,613
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	176	—	304	—	—	304
Foreign currency translation adjustment, net of tax of $0	—	—	—	(1,180)	—	(1,180)
Stock-based compensation	—	—	2,735	—	—	2,735
Net loss	—	—	—	—	(8,498)	(8,498)
Balances at September 30, 2019	84,204	$84	$166,565	$(2,271)	$(101,404)	$62,974

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at January 1, 2019	82,961	$83	$156,939	$(1,158)	$(81,008)	$74,856
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	1,243	1	1,467	—	—	1,468
Foreign currency translation adjustment, net of tax of $0	—	—	—	(1,113)	—	(1,113)
Effect of adopted accounting standards (Note 2)	—	—	—	—	2,150	2,150
Stock-based compensation	—	—	8,159	—	—	8,159
Net loss	—	—	—	—	(22,546)	(22,546)
Balances at September 30, 2019	84,204	$84	$166,565	$(2,271)	$(101,404)	$62,974

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2018	86,223	$86	$147,211	$(309)	$(39,724)	$107,264
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	1,714	2	3,873	—	—	3,875
Foreign currency translation adjustment, net of tax of $0	—	—	—	(1,117)	—	(1,117)
Follow-on offering selling shareholders profit disgorgement, net of offering costs of $41	—	—	—	—	—	—
Stock repurchase program	(3,090)	(3)	—	—	(45,696)	(45,699)
Stock-based compensation	—	—	2,496	—	—	2,496
Net income	—	—	—	—	18,897	18,897
Balances at September 30, 2018	84,847	$85	$153,580	$(1,426)	$(66,523)	$85,716

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 1, 2018	81,043	$81	$128,798	$194	$(78,917)	$50,156
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	6,894	7	14,015	—	—	14,022
Foreign currency translation adjustment, net of tax of $0	—	—	—	(1,620)	—	(1,620)
Follow-on offering selling shareholders profit disgorgement, net of offering costs of $41	—	—	3,770	—	—	3,770
Stock repurchase program	(3,090)	(3)	—	—	(45,696)	(45,699)
Stock-based compensation	—	—	6,997	—	—	6,997
Net income	—	—	—	—	58,090	58,090
Balances at September 30, 2018	84,847	$85	$153,580	$(1,426)	$(66,523)	$85,716

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows (used in) provided by operating activities:
Net (loss) income	$(22,546)	$58,090
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,903	7,037
Stock-based compensation	7,450	6,542
Deferred income taxes	(14,894)	(9,130)
Increase (decrease) in provision for doubtful accounts	510	(6)
Excess and obsolete inventory valuation adjustment	(826)	(3,185)
Changes in operating assets and liabilities:
Accounts receivable	33,533	38,062
Inventory	(25,427)	(3,344)
Prepaid expenses and other assets	(1,505)	(849)
Prepaid income taxes	—	238
Accounts payable	(5,557)	4,309
Accrued expenses and other current liabilities	(10,346)	549
Accrued income taxes	2,518	383
Deferred revenue	(5,883)	(4,594)
Net cash (used in) provided by operating activities	(33,070)	94,102
Cash flows used in investing activities:
Purchases of property and equipment	(6,725)	(6,224)
Acquisition of a business, net of cash acquired	(109,431)	—
Net cash used in investing activities	(116,156)	(6,224)
Cash flows (used in) provided by financing activities:
Principal repayments of debt	(5,992)	(2,476)
Proceeds from exercise of stock options	2,478	14,035
Employee taxes paid related to net share settlement of equity awards	(1,009)	(13)
Payments of dividends and equitable adjustments	(2,375)	(6,472)
Follow-on offering selling shareholders profit disgorgement	—	3,811
Repurchases of common stock	—	(45,699)
Payments of initial public offering costs	—	(1,148)
Net cash (used in) provided by financing activities	(6,898)	(37,962)
Effect of exchange rate changes on cash and cash equivalents	(900)	(1,374)
Net (decrease) increase in cash, cash equivalents and restricted cash	(157,024)	48,542
Cash, cash equivalents and restricted cash at beginning of period	281,606	260,820
Cash, cash equivalents and restricted cash at end of period (1)	$124,582	$309,362
Supplemental disclosures of cash flow information:
Cash paid for interest	$14,467	$13,441
Cash paid for income taxes	$3,044	$4,252
Supplemental disclosures of non-cash operating, investing and financing activities:
Purchases of property and equipment included in accounts payable	$511	$963
Prepaid expenses and other current assets included in accounts payable	$290	$515
Unpaid equitable adjustments included in accrued expenses and other current liabilities	$961	$4,189
Release of customer incentives included in accounts receivable and accrued expenses and other current liabilities	$5,604	$6,314

(1)	See Note 2 of the accompanying notes for a reconciliation of the ending balance of cash, cash equivalents and restricted cash shown in these condensed consolidated statements of cash flows.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(Unaudited)

1. Nature of Business and Basis of Presentation

Casa Systems, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on February 28, 2003. The Company is a global communications technology company headquartered in Andover, Massachusetts and has wholly owned subsidiaries in China, France, Canada, Ireland, Spain, Colombia, the Netherlands, Hong Kong, Australia, Germany, the United Kingdom and New Zealand.

The Company offers converged solutions for next-generation centralized, distributed and virtualized architectures for cable broadband, fixed-line broadband and wireless networks. The Company’s solutions enable customers to cost-effectively and dynamically increase network speed, add bandwidth capacity and new services for consumers and enterprises, reduce network complexity and reduce operating and capital expenditures.

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

On July 1, 2019, the Company acquired 100% of the equity interests in NetComm Wireless Limited (“NetComm”) for cash consideration of $161,963 Australian dollars (“AUD”) ($112,674 United States dollars (“USD”)), based on an exchange rate of USD $0.700 per AUD $1.00 on July 1, 2019) and NetComm became a wholly-owned subsidiary of the Company (the “Acquisition”). NetComm is a global leader in the development of fixed wireless and distribution point broadband solutions, and with the Acquisition, the Company now offers a broad, highly competitive product portfolio for new 4G architectures and 5G wireless for service providers across all access technologies.

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

The accompanying condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018, the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 and the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2019 and 2018 are unaudited. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2019 and 2018 are also unaudited. The accompanying condensed consolidated balance sheet as of December 31, 2018 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019 (the “Annual Report on Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K. There have been no material changes to the Company’s accounting policies from those disclosed in the Annual Report on Form 10-K that would have a material impact on the Company’s condensed consolidated financial statements.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments maturing within three months from the date of purchase. As of September 30, 2019 and December 31, 2018, the Company’s cash and cash equivalents consisted of investments in certificates of deposit and money market mutual funds.

Restricted cash as of September 30, 2019 and December 31, 2018 consisted of a certificate of deposit of $1,012 and $1,019, respectively, pledged as collateral for a stand-by letter of credit required to support a contractual obligation.

The following table is a reconciliation of cash, cash equivalents and restricted cash included in the accompanying condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash included in the accompanying condensed consolidated statements of cash flows:

	September 30, 2019	September 30, 2018
Cash and cash equivalents	$123,570	$308,350
Restricted cash included in other assets	1,012	1,012
	$124,582	$309,362

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

Accounts receivable as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Current portion of accounts receivable, net:
Accounts receivable, net	$60,526	$79,526
Accounts receivable, extended payment terms	2,210	2,256
	62,736	81,782
Accounts receivable, net of current portion:
Accounts receivable, extended payment terms	937	2,388
	$63,673	$84,170

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

As of September 30, 2019 and December 31, 2018, the Company concluded that all amounts due under extended payment terms were collectible and no reserve for credit losses was recorded. During the nine months ended September 30, 2019 and 2018, the Company did not provide a reserve for credit losses and did not write off any uncollectible receivables due under extended payment terms.

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

Significant customers are those that represent 10% or more of revenue or accounts receivable and are set forth in the following tables:

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Customer A	*	35%	15%	29%
Customer B	*	11%	*	*
Customer C	*	21%	*	16%
Customer D	13%	10%	12%	*
Customer E	11%	*	*	*
Customer F	20%	*	*	*

	Accounts Receivable, Net
	September 30, 2019	December 31, 2018
Customer A	12%	13%
Customer B	*	18%
Customer C	*	28%
Customer F	10%	*
Customer G	*	15%

*	Less than 10% of total

Customer G, Liberty Global Affiliates, was a related party prior to October 19, 2018, when it disposed a portion of its ownership of the Company’s stock (see Note 15).

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

Goodwill and Acquired Intangible Assets

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company tests goodwill for impairment on an annual basis and between annual tests when impairment indicators are identified, and goodwill is written down when impaired. Goodwill has been recorded in connection with the acquisition of NetComm on July 1, 2019 (refer to Note 3).

The Company will perform its annual goodwill impairment test during its fourth quarter. For its annual goodwill impairment test, the Company operates under one reporting unit and the fair value of its reporting unit has been determined based on the Company’s enterprise value. As part of the annual goodwill impairment test, the Company has the option to perform a qualitative assessment to determine whether further impairment testing is necessary. Examples of events and circumstances that might indicate that the reporting unit’s fair value is less than its carrying amount include macro-economic conditions such as deterioration in the entity’s operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as a sustained decrease in the stock price on either an absolute basis or relative to peers. If, as a result of its qualitative assessment, it is more likely than not (i.e., greater than 50% chance) that the fair value of the Company’s reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required.

The Company's intangible assets subject to amortization are amortized using the straight-line method over their estimated useful lives, ranging from three to ten years. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company considered potential impairment indicators of acquired intangible assets at September 30, 2019 and noted no indicators of impairment.

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

Performance Obligations

The majority of the Company’s contracts with customers contain multiple performance obligations including products and maintenance services, and on a limited basis, professional services. For these contracts, the Company accounts for individual performance obligations separately if they are considered distinct. The Company’s broadband products, Axyom products, maintenance services and professional services are considered distinct performance obligations. When multiple performance obligations exist in a customer contract, the transaction price is allocated to the separate performance obligations on a relative SSP basis. Determination of SSP requires judgment and is based on the best evidence available which may include the standalone selling price of products when sold on a standalone basis to similar customers in similar circumstances, or in the absence of standalone sales, taking into consideration the Company’s historical pricing practices by customer type, selling method (i.e., resellers or direct), and geographic-specific market factors.

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

As of January 1, 2019 and September 30, 2019, the Company had short-term capitalized contract costs of $209 and $837, respectively, which are included in prepaid assets and other current assets and had long-term capitalized contract costs of $128 and $99, respectively, which are included in other assets in the accompanying condensed consolidated balance sheets. During the three and nine months ended September 30, 2019, amortization expense associated with capitalized contract costs was $286 and $407, respectively, which was recorded to selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

Other Revenue Recognition Policies

The Company’s customary payment terms are generally one year or less. The Company has elected to apply the practical expedient that allows an entity to not adjust the promised amount of consideration in customer contracts for the effect of a significant financing component when the period between the transfer of product and services and payment of the related consideration is less than one year. If the Company provides extended payment terms that represent a significant financing component, the Company adjusts the amount of promised consideration for the time value of money using its discounted rate and recognizes interest income separate from the revenue recognized on contracts with customers. During the nine months ended September 30, 2019, the Company recorded $76 in interest income in the condensed consolidated statements of operations and comprehensive income (loss). No amounts were recorded in interest income during the three months ended September 30, 2019.

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

When a customer contract includes future trade-in rights, which are distinct performance obligations, the Company accounts for the customer contract by recognizing the revenue on the products transferred, deferring revenue allocated to the future product based on a relative standalone selling price, and an asset for the value of the trade-in product to be recovered from the customer upon delivery of the future product. The Company assesses and updates these estimates each reporting period, and updates to these estimates may result in either an increase or decrease in the amount of the future product liability and product return asset. The Company recognizes revenue allocated to the future product when the product has shipped or been delivered and control has transferred. As of September 30, 2019, there were no future product liabilities or product return assets.

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

Contract Balances

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue when the Company satisfies its performance obligations, consistent with the above methodology. For the three and nine months ended September 30, 2019, the Company recognized $4,252 and $17,440, respectively, of revenue that was included in deferred revenue as of January 1, 2019.

The Company receives payments from customers based upon contractual billing terms. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. As of January 1, 2019 and September 30, 2019, the Company included contract assets of $28 and $537, respectively, which is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

Transaction price allocated to the remaining performance obligations

As of September 30, 2019, the aggregate remaining amount of revenue expected to be recognized related to unsatisfied or partially unsatisfied performance obligations is $33,631. The Company expects approximately 82% of this amount to be recognized in the next twelve months with the remaining to be recognized over the next two to five years.

Disaggregation of revenue

The Company disaggregates its revenue by product and service in the condensed consolidated statements of operations and comprehensive income (loss). Performance obligations related to product revenue are recognized at a point in time, while performance obligations related to service revenue are recognized over time. The Company also disaggregates its revenue based on geographic locations of its customers, as determined by the customer’s shipping address. See Note 14, Segment Information, for disaggregated revenue by geographic region.

Transition Disclosures

In accordance with the modified retrospective method transition requirements, the Company will present the financial statement line items impacted and adjusted to compare to presentation under ASC Topic 605, Revenue Recognition (“ASC 605”) for each of the interim and annual periods during the first year of adoption of ASC 606:

	As of September 30, 2019
Balance Sheet	As Reported under ASC 606	Adjustments	Without adoption of ASC 606
Assets:
Accounts receivable	$62,736	$130	$62,866
Inventory	98,203	248	98,451
Prepaid expenses and other current assets	6,747	34	6,781
Prepaid income taxes	390	330	720
Accounts receivable, net of current portion	937	23	960
Deferred tax assets	32,497	1,109	33,606
Other assets	4,045	(98)	3,947
Total assets	$458,499	$1,776	$460,275
Liabilities:
Accrued expenses and other current liabilities	$32,835	$(683)	$32,152
Deferred revenue	27,556	5,884	33,440
Deferred revenue, net of current portion	6,075	1,856	7,931
Total liabilities	395,525	7,057	402,582
Stockholders’ Equity:
Accumulated deficit	(101,404)	(5,281)	(106,685)
Total stockholders’ equity	62,974	(5,281)	57,693
Total liabilities and stockholders’ equity	$458,499	$1,776	$460,275

Total reported assets under ASC 606 as of September 30, 2019 were $1,776 less than the total assets without the adoption of ASC 606 largely due to decreases in deferred tax assets, prepaid income taxes and deferred inventory costs related to contracts for which deferred revenue was adjusted to retained earnings, partially offset by increases in prepaid expenses and other current assets and other assets related to contract costs capitalized under ASC 606 that would have been expensed when incurred under ASC 605.

Total reported liabilities under ASC 606 as of September 30, 2019 were $7,057 less than the total liabilities without the adoption of ASC 606 primarily driven by the adjustment of deferred revenue related to a customer contract for which revenue was recognized based on receipt of cash payments under ASC 605 that would have been recognized upon product acceptance under ASC 606, offset by an increase in accrued partner commissions in accrued expenses and other current liabilities. These partner commissions were previously being recognized in the period in which cash was received and revenue was recognized. Upon the adoption of ASC 606, partner commissions are reflected as a cost to obtain a contract and they are expensed consistent with the pattern of revenue recognition on this contract.

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
Statement of Operations and Comprehensive Income (Loss)	As Reported under ASC 606	Adjustments	Without adoption of ASC 606	As Reported under ASC 606	Adjustments	Without adoption of ASC 606
Revenue:
Product	$71,319	$(3,510)	$67,809	$140,196	$(3,812)	$136,384
Service	10,497	—	10,497	29,208	118	29,326
Total revenue	81,816	(3,510)	78,306	169,404	(3,694)	165,710
Cost of revenue:
Product	40,578	—	40,578	60,983	120	61,103
Gross profit	39,214	(3,510)	35,704	103,017	(3,814)	99,203
Operating expenses:
Selling, general and administrative	23,823	(152)	23,671	61,318	88	61,406
Loss from operations	(8,767)	(3,358)	(12,125)	(19,124)	(3,902)	(23,026)
Other income (expense):
Interest income	660	—	660	3,882	(76)	3,806
Loss before benefit from income taxes	(14,110)	(3,358)	(17,468)	(30,885)	(3,978)	(34,863)
Benefit from income taxes	(5,612)	(707)	(6,319)	(8,339)	(847)	(9,186)
Net loss	(8,498)	(2,651)	(11,149)	(22,546)	(3,131)	(25,677)
Comprehensive loss	$(9,678)	$(2,651)	$(12,329)	$(23,659)	$(3,131)	$(26,790)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.10)	$(0.04)	$(0.13)	$(0.27)	$(0.04)	$(0.31)

During the three and nine months ended September 30, 2019, the adoption of ASC 606 resulted in a net increase to revenue due to certain software contracts for which product revenue was recognized upon delivery that would have been deferred without the adoption of ASC 606 due to the lack of vendor-specific objective evidence of fair value of the maintenance element of the arrangement, partially offset by certain contracts with extended payments for which revenue was included in opening retained earnings upon adoption of ASC 606 that, without adoption, would have been recognized as payments were received. Selling, general and administrative expenses were lower as reported under ASC 606 compared to selling, general and administrative expenses without the adoption of ASC 606 primarily due to costs associated with the contracts with extended payments terms.

	Nine Months Ended September 30, 2019
Statement of Cash Flows	As Reported under ASC 606	Adjustments	Without adoption of ASC 606
Cash flows (used in) provided by operating activities:
Net loss	$(22,546)	$(3,131)	$(25,677)
Deferred income taxes	(14,894)	190	(14,704)
Changes in operating assets and liabilities:
Accounts receivable	33,533	75	33,608
Inventory	(25,427)	120	(25,307)
Prepaid expenses and other assets	(1,505)	(273)	(1,778)
Prepaid income taxes	—	(1,037)	(1,037)
Accrued expenses and other current liabilities	(10,346)	362	(9,984)
Deferred revenue	(5,883)	3,694	(2,189)
Net cash used in operating activities	$(33,070)	$—	$(33,070)

During the nine months ended September 30, 2019, the adoption of ASC 606 resulted in offsetting changes in operating assets and liabilities and had no impact on net cash flow from operations.

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

In January 2017, the FASB issued ASU 2017-04, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates Step 2 from the goodwill impairment test to reduce the cost and complexity of evaluating goodwill for impairment. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment date of its assets and liabilities as would be required in a business combination. Instead, under the amendments in ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The standard is effective for private companies, and emerging growth companies that choose to take advantage of the extended transition periods, for annual impairment tests in fiscal years beginning after December 31, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently assessing the potential impact that the adoption of ASU 2017-04 will have on its condensed consolidated financial statements.

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

3. Business Acquisition

On July 1, 2019, the Company acquired 100% of the equity interests in NetComm for cash consideration of $161,963 AUD ($112,674 USD, based on an exchange rate of USD $0.700 per AUD $1.00 on July 1, 2019) and NetComm became a wholly-owned subsidiary of the Company. The Acquisition was accounted for under the acquisition method. The total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. The fair value assigned to the tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions provided by management. Goodwill is not amortized but instead is tested for impairment at least annually.

NetComm is a global leader in the development of fixed wireless and distribution point broadband solutions. With the Acquisition, the Company now offers a broad, highly competitive product portfolio for new 4G architectures and 5G wireless for service providers across all access technologies. This factor contributed to a purchase price in excess of fair value of NetComm’s net tangible and intangible assets, leading to the recognition of goodwill.

The total purchase price was preliminarily allocated to NetComm’s net tangible and intangible assets based upon their estimated fair values as of the date of Acquisition. NetComm’s cash and cash equivalents balance at the Acquisition date was $3,243; as such, total consideration net of cash acquired is $109,431. NetComm’s existing debt of approximately $3,507 as of the Acquisition date has been accounted for as an assumed liability. As of July 1, 2019, all contractual amounts receivable are expected to be collected. Based upon the purchase price and the valuation, the allocation of the total purchase price is as follows:

Preliminary Purchase Price Allocation
Assets acquired
Fair value of tangible assets:
Accounts receivable	$19,746
Inventory	23,100
Prepaid expenses and other current assets	2,240
Property, plant and equipment	8,010
Deferred tax assets	365
Other assets	13
Goodwill	49,794
Identifiable intangible assets	44,000
Total assets acquired	$147,268
Liabilities assumed
Accounts payable	$(9,719)
Accrued expenses	(13,191)
Accrued income taxes	(140)
Deferred tax liabilities	(10,791)
Current portion of long-term debt	(3,507)
Other liabilities	(489)
Total liabilities assumed	$(37,837)
Net assets acquired	$109,431

The fair value of receivables acquired totaled $19,746 and as of the acquisition date all amounts of contractual cash flows are expected to be collected.

The preliminary allocation of the purchase price and the estimated useful lives associated with certain assets is as follows:

	Amount	Estimated Useful Life
Net tangible assets	$15,637	—
Identifiable intangible assets:
Developed technology	25,000	7 years
Customer relationships	18,000	10 years
Trade name	1,000	3 years
Goodwill	49,794	—
Total purchase price	$109,431

Intangible assets of $44,000 have been allocated to identifiable intangible assets consisting of developed technology, amortized over seven years using a straight-line amortization method; customer relationships, amortized over ten years using a straight-line amortization method; and a trade name, amortized over three years using a straight-line amortization method. The weighted average life of the identifiable intangible assets recognized from the Acquisition was 8.2 years. The Company recorded amortization expense of $893 and $533 related to intangible assets, which were included in product cost of revenue and selling, general and administrative expense, respectively, for both the three and nine months ended September 30, 2019, in the condensed consolidated statements of operations and comprehensive income (loss).

The Acquisition accounting has resulted in goodwill of $49,794. Various factors contributed to the establishment of the goodwill, including: the strategic benefit of expanding the breadth of the Company’s product offerings; the value of NetComm’s highly trained work force; the expected revenue growth over time that is attributable to increased market penetration from future products and customers, and cross-selling by the sales force; and the synergies expected to result from reducing redundant infrastructure such as corporate costs and field operations. The goodwill acquired in the Acquisition is not deductible for tax purposes.

The results of operations of NetComm have been included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) since the completion of the Acquisition on July 1, 2019. For the three and nine months ended September 30, 2019, NetComm contributed $34,547 to the Company’s consolidated net revenues and $4,589 in after tax losses to the Company’s consolidated net loss. Transactions costs of $1,943 and $3,393 are included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2019, respectively.

The unaudited pro forma financial information shown below summarizes the combined results of operations for the Company and NetComm as if the closing of the Acquisition had occurred on January 1, 2018, the first day of the Company’s fiscal year 2018. The unaudited pro forma financial information includes adjustments that are directly attributable to the business combination and are factually supportable. The adjustments primarily reflect the amortization of acquired intangible assets, the conversion of NetComm’s financial results from International Financial Reporting Standards to U.S. GAAP, transaction costs related to the Acquisition, as well as the pro forma tax impact for such adjustments at the statutory rate. The pro forma financial information also reflects a $3,200 adjustment for the amortization of the step up of inventory fair value that is directly attributable to the business combination, but is not expected to have a continuing impact on the results of operations.

The unaudited pro forma results below do not reflect the expected realization of cost savings following the Acquisition or anticipated costs the Company will incur to realize such synergies. These savings are expected to result from streamlining of product development initiatives, alignment of overlapping functional areas, such as sales and marketing and certain general and administrative functions. Although management expects that cost savings will result from the Acquisition, there can be no assurance that these cost savings will be achieved. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Acquisition had occurred on January 1, 2018, nor are they indicative of future results of operations.

The unaudited pro forma combined results of the Company and NetComm are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenue	$82,053	$104,486	$262,412	$333,804
Net (loss) income	(4,778)	17,505	(23,383)	51,346

4. Inventory

Inventory as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Raw materials	$13,000	$6,524
Work in process	5,271	571
Finished goods:
Manufactured finished goods	81,684	45,594
Deferred inventory costs	2,472	1,073
	102,427	53,762
Valuation adjustment for excess and obsolete inventory	(4,224)	(2,765)
	$98,203	$50,997

5. Property and Equipment

Property and equipment as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Computers and purchased software	$21,566	$15,706
Leasehold improvements	4,359	1,340
Furniture and fixtures	2,372	1,949
Machinery and equipment	40,778	21,979
Land	3,091	3,091
Building	4,765	4,765
Building improvements	5,510	5,245
Trial systems at customers’ sites	6,455	7,116
	88,896	61,191
Less: Accumulated depreciation and amortization	(51,890)	(31,312)
	$37,006	$29,879

During the nine months ended September 30, 2019 and 2018, the Company transferred trial systems (to) from inventory (from) into property and equipment with values of $(191) and $50, respectively, net of transfers of trial systems to cost of revenue. In addition, the Company transferred $(650) and $279 of equipment (to) from inventory (from) into property and equipment during the nine months ended September 30, 2019 and 2018, respectively.

Depreciation and amortization expense on property and equipment totaled $3,592 and $2,369 for the three months ended September 30, 2019 and 2018, respectively, and $8,477 and $7,037 for the nine months ended September 30, 2019 and 2018, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Accrued compensation and related taxes	$17,721	$18,301
Accrued warranty	2,569	926
Dividends and equitable adjustments payable (see Note 11)	961	3,336
Accrued customer incentives	425	5,368
Other accrued expenses	11,159	9,061
	$32,835	$36,992

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

A summary of changes in the amount reserved for warranty costs for the nine months ended September 30, 2019 and 2018 is as follows:

	Nine Months Ended September 30,
	2019	2018
Warranty reserve at beginning of period	$926	$1,246
Provisions	2,286	990
Acquired warranty reserve	1,867	-
Charges	(2,510)	(1,459)
Warranty reserve at end of period	$2,569	$777

7. Fair Value Measurements

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

The following tables present information about the fair value of the Company’s financial assets and liabilities as of September 30, 2019 and December 31, 2018 and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$—	$22,242	$—	$22,242
Certificates of deposit—restricted cash	—	1,012	—	1,012
Money market mutual funds	72,537	—	—	72,537
Foreign currency forward contracts	—	65	—	65
	$72,537	$23,319	$—	$95,856
Liabilities:
SARs	$—	$—	$678	$678
Foreign currency forward contracts	—	81	—	81
	$—	$81	$678	$759

	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$—	$19,873	$—	$19,873
Certificates of deposit—restricted cash	—	1,019	—	1,019
Money market mutual funds	252,963	—	—	252,963
Foreign currency forward contracts	—	254	—	254
	$252,963	$21,146	$—	$274,109
Liabilities:
SARs	$—	$—	$1,387	$1,387
Foreign currency forward contracts	—	252	—	252
	$—	$252	$1,387	$1,639

During the nine months ended September 30, 2019 and 2018, there were no transfers between Level 1, Level 2 and Level 3.

There were no changes to the valuation techniques used to measure asset and liability fair values on a recurring basis during the nine months ended September 30, 2019 from those included in the Company’s consolidated financial statements for the year ended December 31, 2018. The following table provides a summary of changes in the fair values of the Company’s stock appreciation rights (“SARs”) liability, for which fair value is determined by Level 3 inputs:

	Nine Months Ended September 30,
	2019	2018
Fair value at beginning of period	$1,387	$2,155
Change in fair value	(709)	(456)
Exercises	—	—
Fair value at end of period	$678	$1,699

8. Derivative Instruments

The Company has certain international customers that are billed in foreign currencies. To mitigate the volatility related to fluctuations in the foreign exchange rates for accounts receivable denominated in foreign currencies, the Company enters into foreign currency forward contracts. As of September 30, 2019, the Company had foreign currency forward contracts outstanding with notional amounts totaling 4,286 Euros which are related to our Ireland subsidiary and 5,500 USD which are related to our Australian subsidiary. These contracts mature in the fourth quarter of 2019 and first quarter of 2020, respectively. As of December 31, 2018, the Company had foreign currency forward contracts outstanding with notional amounts totaling 25,741 Euros maturing in the second and third quarters of 2019.

The Company’s foreign currency forward contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes, and accordingly, all changes in the fair value of these derivative instruments are recorded as unrealized foreign currency transaction gains or losses and are included in the condensed consolidated statements of operations and comprehensive income (loss) as a component of other income (expense). The Company records all derivative instruments in the condensed consolidated balance sheet at their fair values. As of September 30, 2019 and December 31, 2018, the Company recorded an asset of $65 and $254, respectively, and as of September 30, 2019 and December 31, 2018, the Company recorded a liability of $81 and $252, respectively, related to outstanding foreign currency forward contracts, which were included in prepaid expenses and other current assets and in accrued expenses and other current liabilities, respectively, in the condensed consolidated balance sheets.

9. Income Taxes

The Company’s effective income tax rate was 39.8% and 5.0% for the three months ended September 30, 2019 and 2018, respectively, and 27.0% and (10.3)% for the nine months ended September 30, 2019 and 2018, respectively. The (benefit from) provision for income taxes was $(5,612) and $995 for the three months ended September 30, 2019 and 2018, respectively, and $(8,339) and $(5,406) for the nine months ended September 30, 2019 and 2018, respectively.

The Company determines its estimated annual effective tax rate at the end of each interim period based on estimated pre-tax income and facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income at the end of each interim period with certain adjustments. The tax effects of significant unusual or extraordinary items are reflected as discrete adjustments in the periods in which they occur. The Company’s estimated annual effective tax rate can change based on the mix of jurisdictional pre-tax income and other factors.   However, if a company is unable to make a reliable estimate of its annual effective tax rate, then the actual effective tax rate for the year-to-date period may be the best estimate. For the nine months ended September 30, 2019, the Company determined that its annual effective tax rate would provide for a reliable estimate and therefore used this tax rate to calculate its third quarter tax provision.

The effective income tax rate for the three and nine months ended September 30, 2019 and 2018 differed from the federal statutory rate due to geographical mix of earnings and related foreign tax rate differential, permanent differences, research and development tax credits, foreign tax credits, state valuation allowance, withholding taxes and excess tax benefit from stock-based transactions. Permanent differences primarily included global intangible low-taxed income and provision to return adjustments.

The change in the (benefit from) provision for income taxes for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was primarily due to the pre-tax book loss and the impact of the implementation of certain tax strategies for the three and nine months ended September 30, 2019 compared to the pre-tax book income  for the three and nine months ended September 30, 2018. Additionally, the excess tax benefits related to the exercise of non-qualified and incentive stock options were significantly lower during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018.

During the three months ended September 30, 2019, in connection with the implementation of the above-mentioned tax strategies implementation, the Company recorded $1,874 of reserves for uncertain tax positions (“UTPs”). If recognized, these UTPs would impact the effective tax rate. These have been accrued for as long-term liabilities on the Company’s condensed consolidated balance sheets. During the three and nine months ended September 30, 2019, the amounts recorded related to interest and penalties were immaterial.

10. Debt

The aggregate principal amount of debt outstanding as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018
Term loans	$291,750	$294,000
Mortgage loan	6,724	6,958
Total principal amount of debt outstanding	$298,474	$300,958

Current and non-current debt obligations reflected in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018
Current liabilities:
Term loans	$3,000	$3,000
Mortgage loan	6,724	314
Current portion of principal payment obligations	9,724	3,314
Unamortized debt issuance costs, current portion	(1,125)	(1,135)
Current portion of long-term debt, net of unamortized debt issuance costs	$8,599	$2,179
Non-current liabilities:
Term loans	$288,750	$291,000
Mortgage loan	—	6,644
Non-current portion of principal payment obligations	288,750	297,644
Unamortized debt issuance costs, non-current portion	(3,526)	(4,364)
Long-term debt, net of current portion and unamortized debt issuance costs	$285,224	$293,280

Term Loan and Revolving Credit Facilities

On December 20, 2016, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, various lenders and JPMorgan Chase Bank, N.A. and Barclays Bank PLC providing for (i) a term loan facility of $300,000 and (ii) a revolving credit facility of up to $25,000 in revolving credit loans and letters of credit.

As of September 30, 2019 and December 31, 2018, $291,750 and $294,000 in principal amount, respectively, was outstanding under the term loan facility (the “Term Loans”) and the Company did not have any outstanding borrowings under the revolving credit facility; however, as of September 30, 2019, the Company had used $1,338 of availability under the revolving credit facility for two stand-by letters of credit, one which serves as collateral to one of the Company’s customers pursuant to a contractual performance guarantee and one which serves as collateral for operating leases in Australia. In addition, the Company may, subject to certain conditions, including the consent of the administrative agent and the institutions providing such increases, increase the facilities by an unlimited amount so long as the Company is in compliance with specified leverage ratios, or otherwise by up to $70,000.

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

For Eurodollar rate loans, the Company may select interest periods of one, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. The Company has the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at its option, subject, in the case of Eurodollar rate loans, to breakage costs if the conversion is effected prior to the end of the applicable interest period. As of September 30, 2019, the interest rate on the Term Loans was 6.05% per annum, which was based on a one-month Eurodollar rate of 2.05% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. As of December 31, 2018, the interest rate on the Term Loans was 6.52% per annum, which was based on a one-month Eurodollar rate of 2.52% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans.

Upon entering into the term loan facility, the Company incurred debt issuance costs of $7,811, which were initially recorded as a reduction of the debt liability and are amortized to interest expense using the effective interest method from the issuance date of the Term Loan until the maturity date. Principal payments of $750 were made under the term loan facility during each of the three months ended September 30, 2019 and 2018, and principal payments of $2,250 were made under the term loan facility during each of the nine months ended September 30, 2019 and 2018. Interest expense, including the amortization of debt issuance costs, totaled $5,010 and $4,881 for the three months ended September 30, 2019 and 2018, respectively, and totaled $15,090 and $14,114 for the nine months ended September 30, 2019 and 2018, respectively.

The revolving credit facility also requires payment of quarterly commitment fees at a rate of 0.25% per annum on the difference between committed amounts and amounts actually borrowed under the facility and customary letter of credit fees. For the three months ended September 30, 2019 and 2018, interest expense related to the fee for the unused amount of the revolving credit facility totaled $13 and $16, respectively, and for the nine months ended September 30, 2019 and 2018, interest expense related to the fee for the unused amount of the revolving credit facility totaled $45 and $46, respectively.

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

The facilities are secured by, among other things, a first priority security interest, subject to permitted liens, in substantially all of the Company’s assets and all of the assets of certain of its subsidiaries and a pledge of certain of the stock of certain of its subsidiaries, in each case subject to specified exceptions. The facilities contain customary affirmative and negative covenants, including certain restrictions on the Company’s ability to pay dividends, and, with respect only to the revolving credit facility, a financial covenant requiring the Company to maintain a specified total net leverage ratio, in the event that on the last day of any fiscal quarter, the Company has utilized more than 30% of its borrowing capacity under the revolving credit facility (subject to certain exceptions). The facility contains a cross-default provision, whereby, if repayment of borrowings under the revolving credit facility are accelerated due to a default of the net leverage ratio covenant, repayment of the outstanding term loan balance could also be accelerated. As of September 30, 2019 and December 31, 2018, the Company had not utilized more than 30% of its borrowing capacity under the revolving credit facility and therefore compliance with the financial covenant was not applicable.

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

The Company made principal payments under the Mortgage Loan of $78 and $76 during the three months ended September 30, 2019 and 2018, respectively, and $234 and $226 during the nine months ended September 30, 2019 and 2018, respectively. Interest expense, including the amortization of debt issuance costs, totaled $62 and $66 during the three months ended September 30, 2019 and 2018, respectively, and $188 and $196 during the nine months ended September 30, 2019 and 2018, respectively.

The Mortgage Loan is secured by the land and building purchased in March 2015 and subjects the Company to various affirmative, negative and financial covenants, including maintenance of a minimum debt service ratio. The Company was in compliance with all covenants of the Mortgage Loan as of September 30, 2019 and December 31, 2018.

As of September 30, 2019, aggregate minimum future principal payments of the Company’s debt are summarized as follows:

Year Ending December 31,
2019	$830
2020	9,644
2021	3,000
2022	3,000
2023	3,000
Thereafter	279,000
$298,474

11. Stockholders’ Equity

Special Dividends to Holders of Common and Preferred Stock

November 2017 Special Dividend

On November 30, 2017, the board of directors declared a special dividend to the holders of common stock and preferred stock of record on that date, contingent upon the closing of the Company’s IPO. The cash dividend declared to stockholders was $0.5802 per share of common stock, $5.8020 per share of Series B convertible preferred stock (the “Series B Preferred Stock”) and $5.8020 per share of Series C convertible preferred stock (the “Series C Preferred Stock”). Related to this special dividend declared in November 2017, the Company paid $865 of dividends to the common and preferred stockholders during the nine months ended September 30, 2018. No dividend payments with respect to this special dividend were payable as of September 30, 2019 and December 31, 2018.

In connection with this special dividend declared in November 2017, the board of directors also approved cash payments to be made to holders of the Company’s stock options, SARs and restricted stock units (“RSUs”) as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of the stock options, SARs and RSUs are equal to $0.5802 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to such holders will be made as their equity awards vest through fiscal year 2021. During the nine months ended September 30, 2019 and 2018, the Company paid $380 and $996, respectively, to the holders of such vested equity awards. As of September 30, 2019 and December 31, 2018, equitable adjustment payments to be made as equity awards vest through fiscal year 2021, net of estimated forfeitures, totaled $223 and $603, respectively, and were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

May 2017 Special Dividend

On May 10, 2017, the board of directors declared and the stockholders approved a special dividend to the holders of common stock and preferred stock of record on that date. The cash dividend declared to stockholders was $1.1774 per share of common stock, $11.7744 per share of Series B Preferred Stock and $11.7744 per share of Series C Preferred Stock. Related to this special dividend declared in May 2017, the Company paid no dividends to the common and preferred stockholders during the nine months ended September 30, 2019 and 2018. No dividend payments with respect to this special dividend were payable as of September 30, 2019 and December 31, 2018.

In connection with the special dividend declared in May 2017, the board of directors also approved cash payments to be made to holders of the Company’s stock options, SARs and RSUs as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of the stock options, SARs and RSUs are equal to $1.1774 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to such holders will be made as their equity awards vest through fiscal year 2021. During the nine months ended September 30, 2019 and 2018, the Company paid $577 and $1,303 to the holders of such vested equity awards. As of September 30, 2019 and December 31, 2018, equitable adjustment payments to be made as equity awards vest through fiscal year 2021, net of estimated forfeitures, totaled $223 and $800, respectively, and were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

December 2016 Special Dividend

On December 21, 2016, the board of directors declared, and on December 29, 2016, the stockholders approved, a special dividend to the holders of common stock and preferred stock of record on December 27, 2016. The cash dividend declared to stockholders was $2.3306 per share of common stock, $23.3058 per share of Series B Preferred Stock and $23.3058 per share of Series C Preferred Stock. Related to this special dividend declared in December 2016, the Company paid no dividends to the common and preferred stockholders during the nine months ended September 30, 2019 and 2018. No dividend payments with respect to this special dividend were payable as of September 30, 2019 and December 31, 2018.

In connection with the special dividend declared in December 2016, the board of directors also approved cash payments to be made to holders of the Company’s stock options, SARs and RSUs as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of stock options, SARs and RSUs are equal to $2.3306 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to such holders will be made as their equity awards vest through fiscal year 2020. During the nine months ended September 30, 2019 and 2018, the Company paid $1,175 and $2,672 to the holders of such vested equity awards, respectively. As of September 30, 2019 and December 31, 2018, equitable adjustment payments to be made as equity awards vest through fiscal year 2020, net of estimated forfeitures, totaled $446 and $1,621, respectively, and were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

June 2016 Special Dividend

On June 17, 2016, the board of directors declared and the stockholders approved a special dividend to the holders of common stock and preferred stock of record on that date. The cash dividend declared to stockholders was $0.5891 per share of common stock, $5.8910 per share of Series B Preferred Stock, and $5.8910 per share of Series C Preferred Stock. Related to this special dividend declared in June 2016, the Company paid no dividends to the common and preferred stockholders during the nine months ended September 30, 2019 and 2018, and, as of September 30, 2019 and December 31, 2018, no dividend payments with respect to this special dividend were payable.

In connection with the special dividend declared in June 2016, the board of directors also approved cash payments to be made to holders of the Company’s stock options, SARs and RSUs as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of stock options, SARs and RSUs are equal to $0.5891 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to such holders will be made as their equity awards vest through fiscal year 2020. During the nine months ended September 30, 2019 and 2018, the Company paid $243 and $597, respectively, to the holders of such vested equity awards. As of September 30, 2019 and December 31, 2018, equitable adjustment payments to be made as equity awards vest through fiscal year 2020, net of estimated forfeitures, totaled $53 and $296 and were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

November 2014 Special Dividend

On November 30, 2014, the board of directors declared and the stockholders approved a special dividend to the holders of common stock and preferred stock of record on that date. The cash dividend declared to stockholders was $0.3835 per share of common stock, $3.8346 per share of Series B Preferred Stock and $3.8346 per share of Series C Preferred Stock. Related to this special dividend declared in November 2014, the Company paid no dividends to the common and preferred stockholders during the nine months ended September 30, 2019 and 2018, and, as of September 30, 2019 and December 31, 2018, no dividend payments with respect to this special dividend were payable.

In connection with the special dividend declared in November 2014, the board of directors also approved cash payments to be made to holders of the Company’s stock options and SARs as an equitable adjustment to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. The equitable adjustment payments to the holders of stock options and SARs are equal to $0.3835 per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The cash payments to the holders of stock options and SARs will be made as equity awards vest through fiscal year 2018. During the nine months ended September 30, 2019 and 2018, the Company paid $1 and $94, respectively, to the holders of stock options and SARs for vested equity awards and as of December 31, 2018, equitable adjustment payments to be made as equity awards vest through fiscal year 2018, net of estimated forfeitures, totaled $20 and were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. No equitable adjustment payments remained outstanding as of September 30, 2019.

Stock Repurchase Program

On February 21, 2019, the Company announced a stock repurchase program authorizing it to repurchase up to $75,000 of the Company’s common stock. During the nine months ended September 30, 2019, the Company did not repurchase any shares. As of September 30, 2019, $75,000 remained authorized for repurchases of the Company’s common stock under the stock repurchase program. The stock repurchase program has no expiration date and does not require us to purchase a minimum number of shares, and the Company may suspend, modify or discontinue the stock repurchase program at any time without prior notice.

12. Stock-based Compensation

2017 Stock Incentive Plan

The Company’s 2017 Stock Incentive Plan (the “2017 Plan”) provides for the Company to sell or issue common stock or restricted common stock, or to grant qualified incentive stock options, nonqualified stock options, SARs, RSUs or other stock-based awards to the Company’s employees, officers, directors, advisers and outside consultants. The total number of shares authorized for issuance under the 2017 Plan was 13,500 shares as of September 30, 2019, of which 10,608 shares remained available for future grant.

Stock Options

The following table summarizes the outstanding stock option activity and a summary of information related to stock options as of and for the nine months ended September 30, 2019:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at January 1, 2019	9,566	$7.29	6.35	$61,561
Granted	169	7.25
Exercised	(1,004)	2.47
Forfeited	(256)	12.21
Outstanding at September 30, 2019	8,475	$7.72	5.86	$17,662
Options exercisable at September 30, 2019	6,918	$6.37	5.37	$17,553
Vested or expected to vest at September 30, 2019	8,395	$7.66	5.84	$17,652

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Risk-free interest rate	1.6%	3.0%	1.6%–2.5%	2.7%–3.0%
Expected term (in years)	6.1	6.1–6.2	6.1–6.2	6.0–6.2
Expected volatility	29.0%	30.6%–31.3%	29.0%–30.6%	30.6%–32.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2019 and 2018 was $2.38 and $8.00 per share, respectively. Cash proceeds received upon the exercise of options were $2,478 and $14,035 during the nine months ended September 30, 2019 and 2018, respectively. The intrinsic value of stock options exercised during the nine months ended September 30, 2019 and 2018 was $6,719 and $103,731, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Restricted Stock Units

A summary of RSU activity under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”) and the 2017 Plan for the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2019	759	$13.40
Granted	1,381	10.11
Vested	(316)	10.58	$3,642
Forfeited	(148)	10.84
Unvested balance at September 30, 2019	1,676	$11.43

The Company withheld 77 shares of common stock in settlement of employee tax withholding obligations due upon the vesting of RSUs during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, the Company withheld 1 share of common stock in settlement of employee tax withholding obligations due upon the vesting of RSUs.

Stock Appreciation Rights

In January 2017, the Company granted 110 SARs that allow the holder the right, upon exercise, to receive in cash the amount of the difference between the fair value of the Company’s common stock at the date of exercise and the price of the underlying common stock at the date of grant of each SAR. The price of the underlying common stock on the date of grant was $12.24 per share and the grant-date fair value was $4.52 per SAR. The SARs vest over a four-year period from the date of grant and expire ten years from the date of grant. As of September 30, 2019, 240 SARs were outstanding and 11 were unvested. As of September 30, 2019, there were 229 SARs exercisable and the weighted-average fair value was $3.01 per SAR. The fair value of the SAR liability as of September 30, 2019 and December 31, 2018 was $678 and $1,387, respectively, (see Note 7) and was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options, RSUs and SARs for the three and nine months ended September 30, 2019 and 2018 was classified in the condensed consolidated statements of operations and comprehensive income (loss) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$47	$51	$171	$188
Research and development expenses	673	415	1,316	1,417
Selling, general and administrative expenses	2,171	1,752	5,963	4,937
	$2,891	$2,218	$7,450	$6,542

As of September 30, 2019, there was $21,431 of unrecognized compensation cost related to outstanding stock options, RSUs and SARs, which is expected to be recognized over a weighted-average period of 2.69 years.

13. Net (Loss) Income per Share

Basic and diluted net (loss) income per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net (loss) income attributable to common stockholders, basic and diluted	$(8,498)	$18,897	$(22,546)	$58,090
Denominator:
Weighted-average shares used to compute net (loss) income per share attributable to common stockholders, basic	84,068	86,167	83,761	83,701
Dilutive effect of stock options	—	5,632	—	9,226
Dilutive effect of restricted stock units	—	233	—	253
Weighted-average shares used to compute net (loss) income per share attributable to common stockholders, diluted	84,068	92,032	83,761	93,180
Net (loss) income per share attributable to common stockholders:
Basic	$(0.10)	$0.22	$(0.27)	$0.69
Diluted	$(0.10)	$0.21	$(0.27)	$0.62

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net (loss) income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Options to purchase common stock	8,475	1,417	8,475	1,417
Unvested restricted stock units	1,676	157	1,676	157

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

The following table summarizes the Company’s revenue based on the customer’s location, as determined by the customer’s shipping address:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
North America:
United States	$26,761	$29,023	$56,749	$87,170
Canada	6,480	8,345	18,391	28,392
Total North America	33,241	37,368	75,140	115,562
Europe, Middle East and Africa:
Germany	3,539	15,212	11,363	38,417
Other	4,776	4,647	17,628	24,510
Total Europe, Middle East and Africa	8,315	19,859	28,991	62,927
Asia-Pacific
Japan	10,664	7,215	20,531	16,037
Australia	19,280	—	19,280	—
Other	4,186	2,622	6,882	11,561
Total Asia-Pacific	34,130	9,837	46,693	27,598
Latin America	6,130	4,442	18,580	23,215
Total revenue(1)	$81,816	$71,506	$169,404	$229,302

(1)	Other than the United States, Canada, Germany, Japan and Australia, no individual countries represented 10% or more of the Company’s total revenue for any of the periods presented.

The Company’s property and equipment, net by location was as follows:

	September 30, 2019	December 31, 2018
United States	$25,783	$25,088
China	3,546	2,623
Australia	4,502	—
Other	3,175	2,168
Total property and equipment, net	$37,006	$29,879

15. Related Parties

Transactions Involving Liberty Global Ventures Holding B.V. and its Affiliates

Liberty Global Ventures Holding B.V. was a principal stockholder of the Company through its ownership of common stock. Affiliates of Liberty Global Ventures Holding B.V. (“Liberty Global Affiliates”) are customers of the Company. Liberty Global Affiliates ceased being a principal stockholder as of October 19, 2018, when it disposed a portion of its ownership of the Company’s stock. During the three months ended September 30, 2018, the Company recognized revenue of $4,176 from transactions with Liberty Global Affiliates and amounts received in cash from Liberty Global Affiliates totaled $1,377. During the nine months ended September 30, 2018, the Company recognized revenue of $21,896 from transactions with Liberty Global Affiliates and amounts received in cash from Liberty Global Affiliates totaled $29,804.

Employment of Rongke Xie

Rongke Xie, who serves as Deputy General Manager of Guangzhou Casa Communication Technology LTD (“Casa China”), a subsidiary of the Company, is the sister of Lucy Xie, the Company’s Senior Vice President of Operations and a member of the Company’s board of directors. Casa China paid Rongke Xie $96 and $122 in total compensation in the nine months ended September 30, 2019 and 2018, respectively, for her services as an employee.

In February 2019 and June 2018, the Company granted to Rongke Xie 8 and 5 RSUs, respectively, which vest over four annual periods. The grant-date fair value of the awards totaled $200, which will be recorded as stock-based compensation expense over the vesting period of the awards. During the nine months ended September 30, 2019, the Company recognized selling, general and administrative expenses of $34 related to these awards.

16. Commitments and Contingencies

Operating Leases

The Company leases manufacturing, warehouse and office space in the United States, China, Hong Kong, Spain, Ireland, Australia and the United Kingdom under non-cancelable operating leases that expire in 2019, 2022, 2022, 2023, 2026, 2020 and 2019, respectively. The Ireland lease provides the Company the right to terminate in 2021. Rent expense for the three months ended September 30, 2019 and 2018 was $890 and $261 respectively, and for the nine months ended September 30, 2019 and 2018 was $1,590 and $770, respectively. Rent expense is recorded on a straight-line basis, and, as a result, as of September 30, 2019 and December 31, 2018, the Company had a deferred rent liability of $241 and $184, respectively, which is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2019 were as follows:

Year Ending December 31,
2019	$637
2020	2,558
2021	1,457
2022	112
2023	5
Thereafter	—
$4,769

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

As of September 30, 2019 and December 31, 2018, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities were recorded in its condensed consolidated financial statements.

Litigation

There is currently one consolidated putative class action lawsuit pending in the Massachusetts Superior Court and one putative class action lawsuit pending in the Supreme Court of New York against the Company and certain of its directors and officers, among others, alleging claims under the Securities Act of 1933, as amended (the “Securities Act”), on behalf of a putative class of purchasers of the Company’s common stock in and/or traceable to the Company’s IPO.  Plaintiffs base their claims on allegations that the defendants made material misrepresentations and omissions in documents that the Company issued in connection with its IPO and that certain of the defendants acted as a controlling person under the Securities Act.  Plaintiffs seek compensatory damages, costs and expenses, including counsel and expert fees, rescission or a rescissory measure of damages, and equitable and injunctive relief.

There is also currently one putative class action lawsuit that has been filed in the Supreme Court of the State of New York against the Company and certain of its directors and officers, among others, alleging claims under the Securities Act, on behalf of a putative class of purchasers of the Company’s common stock sold in the Company’s April 2018 follow-on offering of common stock.  Plaintiffs base their claims on allegations that the defendants made material misrepresentations and omissions in documents that the Company issued in connection with its secondary offering and that certain of the defendants acted as a controlling person under the Securities Act. Plaintiffs seek compensatory damages, costs and expenses, including counsel and expert fees, rescission or a rescissory measure of damages, and equitable and injunctive relief.

No amounts have been accrued for these matters in the three months ended September 30, 2019, as the Company does not believe the likelihood of a material loss is probable.  Although the ultimate outcome of these matters cannot be predicted with certainty, the resolution of any of these matters could have a material impact on the Company’s results of operations in the period in which such matter is resolved.

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

Overview

We offer converged solutions for next-generation centralized, distributed and virtualized architectures for cable broadband, fixed-line broadband and wireless networks. Our solutions enable customers to cost-effectively and dynamically increase network speed, add bandwidth capacity and new services for consumers and enterprises, reduce network complexity and reduce operating and capital expenditures.

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

On July 1, 2019, we completed the acquisition of NetComm Wireless Limited, or NetComm, a global leader in the development of fixed wireless and distribution point broadband solutions. The combined company now offers a broad, highly competitive product portfolio for new 4G architectures and 5G wireless for service providers across all access technologies.

Results of Operations

The following tables set forth our consolidated results of operations in dollar amounts and as percentage of total revenue for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Revenue:
Product	$71,319	$60,817	$140,196	$199,544
Service	10,497	10,689	29,208	29,758
Total revenue	81,816	71,506	169,404	229,302
Cost of revenue(1):
Product	40,578	13,272	60,983	57,612
Service	2,024	1,303	5,404	3,403
Total cost of revenue	42,602	14,575	66,387	61,015
Gross profit	39,214	56,931	103,017	168,287
Operating expenses:
Research and development(1)	24,158	16,403	60,823	53,629
Selling, general and administrative(1)	23,823	17,905	61,318	52,524
Total operating expenses	47,981	34,308	122,141	106,153
(Loss) income from operations	(8,767)	22,623	(19,124)	62,134
Other income (expense), net	(5,343)	(2,731)	(11,761)	(9,450)
(Loss) income before (benefit from) provision for income taxes	(14,110)	19,892	(30,885)	52,684
(Benefit from) provision for income taxes	(5,612)	995	(8,339)	(5,406)
Net (loss) income	$(8,498)	$18,897	$(22,546)	$58,090

(1)	Includes stock-based compensation expense related to stock options, stock appreciation rights and restricted stock units granted to employees and non-employee consultants as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Cost of revenue	$47	$51	$171	$188
Research and development expense	673	415	1,316	1,417
Selling, general and administrative expense	2,171	1,752	5,963	4,937
Total stock-based compensation expense	$2,891	$2,218	$7,450	$6,542

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(as a percentage of total revenue)
Revenue:
Product	87%	85%	83%	87%
Service	13	15	17	13
Total revenue	100	100	100	100
Cost of revenue:
Product	50	19	36	25
Service	2	2	3	1
Total cost of revenue	52	20	39	27
Gross profit	48	80	61	73
Operating expenses:
Research and development	30	23	36	23
Selling, general and administrative	29	25	36	23
Total operating expenses	59	48	72	46
(Loss) income from operations	(11)	32	(11)	27
Other income (expense), net	(7)	(4)	(7)	(4)
(Loss) income before (benefit from) provision for income taxes	(17)	28	(18)	23
(Benefit from) provision for income taxes	(7)	1	(5)	(2)
Net (loss) income	(10)%	26%	(13)%	25%

Percentages in the table above are based on actual values. As a result, some totals may not sum due to rounding.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

	Three Months Ended September 30,
	2019		2018		Change
	Amount	% of Total	Amount	% of Total	Amount	%
	(dollars in thousands)
Revenue:
Product	$71,319	87.2%	$60,817	85.1%	$10,502	17.3%
Service	10,497	12.8%	10,689	14.9%	(192)	(1.8)%
Total revenue	$81,816	100.0%	$71,506	100.0%	$10,310	14.4%
Revenue by geographic region:
North America	$33,241	40.6%	$37,368	52.2%	$(4,127)	(11.0)%
Europe, Middle East and Africa	8,315	10.2%	19,859	27.8%	(11,544)	(58.1)%
Asia-Pacific	34,130	41.7%	9,837	13.8%	24,293	247.0%
Latin America	6,130	7.5%	4,442	6.2%	1,688	38.0%
Total revenue	$81,816	100.0%	$71,506	100.0%	$10,310	14.4%

The increase in product revenue was primarily due to the completion of the NetComm acquisition effective July 1, 2019, which provided an additional $34.5 million of revenue, partially offset by decreases in sales of our hardware-based broadband products, our software-centric broadband products and our software-enabled capacity expansions to existing customers. This decline in spend follows a multi-year period of technology upgrades and network capacity expansions as our customers evaluate a shift towards distributed and virtualized architectures. The decrease is consistent with industry-wide declines in core network infrastructure hardware spend by broadband service providers evaluating a technology shift.

The decrease in service revenue was primarily due to a decrease in professional services revenue recognized on installation services.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$40,578	$13,272	$27,306	205.7%
Service	2,024	1,303	721	55.3%
Total cost of revenue	$42,602	$14,575	$28,027	192.3%

The increase in cost of product revenue was primarily due to the acquisition of NetComm partially offset by decreased revenues as noted above.

The increase in cost of service revenue was primarily due to an increase in subcontracted professional services.

	Three Months Ended September 30,
	2019		2018		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin (bps)
	(dollars in thousands)
Gross profit:
Product	$30,741	43.1%	$47,545	78.2%	$(16,804)	(3,510)
Service	8,473	80.7%	9,386	87.8%	(913)	(710)
Total gross profit	$39,214	47.9%	$56,931	79.6%	$(17,717)	(3,170)

The decrease in product gross margin was primarily due to the acquisition of NetComm, which sells hardware-based products that provide generally lower gross margins than our historical product offerings. In addition, our gross margin for the three months ended September 30, 2019 was adversely impacted by the requirement to recognize inventory acquired at its fair value at the date of acquisition, rather than at its historical cost. This resulted in significant revenues being recognized with $3.2 million of additional costs of goods sold, which will not recur, as all such inventories were sold during the three months ended September 30, 2019. In addition, product cost of revenue for the three months ended September 30, 2019 includes $0.9 million of amortization expense related to intangible assets acquired from NetComm. These gross margin decreases were partially offset by an increase in revenues from software-based capacity expansions from our historical product offerings as a percentage of total revenue, which provide higher gross margins than our hardware-based products.

The decrease in service gross margin was due to an increase in subcontracted professional services.

Research and Development

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Research and development	$24,158	$16,403	$7,755	47.3%
Percentage of revenue	29.5%	22.9%

The increase in research and development expense was primarily due to a $6.1 million increase in personnel-related costs mainly due to the acquisition of NetComm, other headcount increases and an increase in stock-based compensation expense, a $1.1 million increase in research and development materials driven by the acquisition of NetComm, a $0.5 million increase in facilities and infrastructure expenses driven by the acquisition of NetComm and a $0.2 increase in depreciation expense.

Selling, General and Administrative

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Selling, general and administrative	$23,823	$17,905	$5,918	33.1%
Percentage of revenue	29.1%	25.0%

The increase in selling, general and administrative expense was primarily due to transaction costs associated with the acquisition of NetComm of $2.0 million, and increases in in facilities and infrastructure expenses, personnel-related costs net of decreased bonus expenses and commissions, and depreciation expense of approximately $1.8 million, $1.2 million and $0.9 million, respectively, all primarily driven by the acquisition of NetComm, as well as a $0.5 million increase in partner commissions. These increases were partially offset by a $0.7 million decrease in bad debt expense due to recovery of amounts previously reserved.

Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Other income (expense), net	$(5,343)	$(2,731)	$(2,612)	95.6%
Percentage of revenue	(6.5)%	(3.8)%

The change in other income (expense), net was primarily due to a $1.2 million decrease in interest income due to a decrease in our portfolio of cash equivalents balances, a $0.9 million increase in foreign currency losses due to a decrease in our foreign-denominated receivables and a decrease in the Australian dollar to U.S. dollar exchange rate during the third quarter of 2019, and a $0.3 million increase in interest expense due to an increase in the interest rate on our term loan facility.

(Benefit from) Provision for Income Taxes

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
(Benefit from) provision for income taxes	$(5,612)	$995	$(6,607)	(664.0)%
Effective tax rate	39.8%	5.0%

The change in the (benefit from) provision for income taxes was primarily due to the pre-tax book loss and the implementation of certain tax planning strategies for the three months ended September 30, 2019 compared to the pre-tax book income for the three months ended September 30, 2018.  Additionally, the excess tax benefits related to the exercise of non-qualified and incentive stock options were significantly lower during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

	Nine Months Ended September 30,
	2019		2018		Change
	Amount	% of Total	Amount	% of Total	Amount	%
	(dollars in thousands)
Revenue:
Product	$140,196	82.8%	$199,544	87.0%	$(59,348)	(29.7)%
Service	29,208	17.2%	29,758	13.0%	(550)	(1.8)%
Total revenue	$169,404	100.0%	$229,302	100.0%	$(59,898)	(26.1)%
Revenue by geographic region:
North America	$75,140	44.3%	$115,562	50.5%	$(40,422)	(35.0)%
Europe, Middle East and Africa	28,991	17.1%	62,927	27.4%	(33,936)	(53.9)%
Latin America	18,580	11.0%	23,215	10.1%	(4,635)	(20.0)%
Asia-Pacific	46,693	27.6%	27,598	12.0%	19,095	69.2%
Total revenue	$169,404	100.0%	$229,302	100.0%	$(59,898)	(26.1)%

The decrease in revenue was primarily due to decreases in sales of our hardware-based broadband products, our software-centric broadband products and our software-enabled capacity expansions to existing customers. This decline in spend follows a multi-year period of technology upgrades and network capacity expansions as our customers evaluate a shift towards distributed and virtualized architectures. The decrease is consistent with industry-wide declines in core network infrastructure hardware spend by broadband service providers evaluating a technology shift. The decrease in revenue was partially offset by additional revenues of $34.5 million from the acquisition of NetComm on July 1, 2019.

The decrease in service revenue was primarily due to a decrease in professional services revenue recognized on installation services.

Cost of Revenue and Gross Profit

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$60,983	$57,612	$3,371	5.9%
Service	5,404	3,403	2,001	58.8%
Total cost of revenue	$66,387	$61,015	$5,372	8.8%

The increase in cost of product revenue was primarily due to the acquisition of NetComm, partially offset by decreased revenues as noted above.

The increase in cost of service revenue was primarily due to an increase in subcontracted professional services.

	Nine Months Ended September 30,
	2019		2018		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin (bps)
	(dollars in thousands)
Gross profit:
Product	$79,213	56.5%	$141,932	71.1%	$(62,719)	(1,460)
Service	23,804	81.5%	26,355	88.6%	(2,551)	(710)
Total gross profit	$103,017	60.8%	$168,287	73.4%	$(65,270)	(1,260)

The decrease in product gross margin was primarily due to the acquisition of NetComm, which sells hardware-based products that provide generally lower gross margins than our historical product offerings. In addition, our gross margin for the nine months ended September 30, 2019 was adversely impacted by the requirement to recognize inventory acquired at its fair value at the date of acquisition, rather than at its historical cost. This resulted in significant revenues being recognized with $3.2 million of additional costs of goods sold, which will not recur, as all such inventories were sold during the three months ended September 30, 2019. In addition, product cost of revenue for the nine months ended September 30, 2019 includes $0.9 million of amortization expense related to intangible assets acquired from NetComm. These gross margin decreases were partially offset by an increase in revenues from software-based capacity expansions from our historical product offerings as a percentage of total revenue, which provide higher gross margins than our hardware-based products.

The decrease in service gross margin was due to an increase in subcontracted professional services.

Research and Development

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Research and development	$60,823	$53,629	$7,194	13.4%
Percentage of revenue	35.9%	23.4%

The increase in research and development expense was primarily due to a $6.8 million increase in personnel-related costs mainly due to the acquisition of NetComm and other headcount increases, and a $0.7 million increase in facilities and infrastructure expenses, partially offset by a $0.4 million decrease in research and development materials and testing.

Selling, General and Administrative

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Selling, general and administrative	$61,318	$52,524	$8,794	16.7%
Percentage of revenue	36.2%	22.9%

The increase in selling, general and administrative expense was primarily due to a $2.0 million increase in personnel-related costs mainly due to the acquisition of NetComm and other headcount increases, net of decreased bonus expenses and commissions, transaction costs associated with the acquisition of NetComm of $3.4 million, and increased facilities and infrastructure expenses and depreciation expense of $1.8 million and $0.9 million, respectively, driven by the acquisition of NetComm, and increases of $0.9 million and $0.5 million in trade show expenses and bad debt expense, respectively, partially offset by a $1.1 million decrease in partner commissions due to a lower volume of sales and a $0.9 million decrease in secondary offering costs.

Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Other income (expense), net	$(11,761)	$(9,450)	$(2,311)	24.5%
Percentage of revenue	(6.9)%	(4.1)%

The change in other income (expense), net was primarily due to a $0.7 million decrease in interest income due to a decrease in our portfolio of cash equivalents and a $1.1 million increase in interest expense due to an increase in the interest rate on our term loan facility.

Benefit from Income Taxes

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Benefit from income taxes	$(8,339)	$(5,406)	$(2,933)	54.3%
Effective tax rate	27.0%	(10.3)%

The change in the benefit from income taxes was primarily due to the pre-tax book loss and the implementation of certain tax planning strategies for the nine months ended September 30, 2019 compared to the pre-tax book income for the nine months ended September 30, 2018. Additionally, the excess tax benefits related to the exercise of non-qualified and incentive stock options were significantly lower during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Liquidity and Capital Resources

Since our inception, we have primarily funded our operations through issuances of shares of our convertible preferred stock and cash flows from operations. In addition, in December 2016, we entered into a credit agreement that included a term loan facility under which we borrowed $300.0 million, and in December 2017, we closed our initial public offering, or IPO, of 6,900,000 shares of our common stock and received net proceeds of $79.3 million, after deducting underwriting discounts, commissions and offering costs.

On February 21, 2019, we entered into a definitive agreement to acquire 100% of the equity interests in NetComm. On July 1, 2019, we closed the acquisition of NetComm for cash consideration of $161.0 million Australian dollars, or AUD ($112.7 million United States dollars, or USD, based on an exchange rate of USD $0.700 per AUD $1.00 on July 1, 2019), using amounts included in restricted cash in the accompanying condensed consolidated balance sheet as of June 30, 2019. In addition, we recognized advisory fee expenses of $1.5 million which became due and payable upon the closing of the acquisition.

The following tables set forth our cash and cash equivalents and working capital as of September 30, 2019 and December 31, 2018 and our cash flows for the nine months ended September 30, 2019 and 2018:

	September 30, 2019	December 31, 2018
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$123,570	$280,587
Working capital	202,121	328,400

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Consolidated Cash Flow Data:
Net cash (used in) provided by operating activities	$(33,070)	$94,102
Net cash used in investing activities	(116,156)	(6,224)
Net cash used in financing activities	(6,898)	(37,962)

As of September 30, 2019, we had cash and cash equivalents of $124.6 million and net accounts receivable of $63.7 million. We maintain a $25.0 million revolving credit facility, under which $23.7 million was available and $1.3 million of availability was used as collateral for two stand-by letters of credit as of September 30, 2019.

Of our total cash and cash equivalents of $124.6 million as of September 30, 2019, $104.9 million was held by our foreign subsidiaries. The Tax Cuts and Jobs Act, or TCJA, established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. As of September 30, 2019, we had $27.1 million of undistributed earnings in China that are not indefinitely reinvested. The remaining unremitted earnings of our foreign subsidiaries are either indefinitely reinvested or could be remitted with an immaterial tax cost.

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

During the nine months ended September 30, 2019, cash used in operating activities was $33.1 million, primarily resulting from our net loss of $22.5 million, net cash used in changes in our operating assets and liabilities of $12.7 million and net non-cash adjustments of $2.1 million. The net cash used in changes in our operating assets and liabilities during the nine months ended September 30, 2019 was primarily due to a $25.4 million increase in inventory due to anticipated growth in our business; a $5.9 million decrease in deferred revenue due to the timing of revenue recognition; a $5.6 million decrease in accounts payable due to the timing of vendor payments; a $10.3 million decrease in accrued expenses primarily attributable to the timing of personnel-related bonus payments; and a $1.5 million increase in prepaid expenses and other assets mainly related to renewals of insurance contracts. These sources of cash were partially offset by a $33.5 million decrease in accounts receivable due to collections during the period and a $2.5 million increase in accrued income taxes.

During the nine months ended September 30, 2018, cash provided by operating activities was $94.1 million, primarily resulting from our net income of $58.1 million, net cash provided by changes in our operating assets and liabilities of $34.8 million and net non-cash gains of $1.3 million. The net cash provided by changes in our operating assets and liabilities during the nine months ended September 30, 2018 was primarily due to a $38.1 million decrease in accounts receivable due to the timing of billings and collections during the period and a $4.3 million increase in accounts payable primarily attributable to the timing of vendor payments. These sources of cash were partially offset by a $3.3 million increase in inventory due to anticipated growth in our business and a $4.6 million decrease in deferred revenue primarily due to recognition of $5.5 million of revenue from an existing customer in the Asia-Pacific region and the recognition of $1.2 million of revenue upon the expiration of trade-in rights for a customer in North America, partially offset by the deferral of $2.1 million of revenue for certain sales transactions with future obligations to deliver products and services to existing customers in North America and Latin America.

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

Net cash used in investing activities during the nine months ended September 30, 2019 was $116.1 million and consisted of the NetComm acquisition, net of cash acquired of $109.4 million and purchases of property and equipment of $6.7 million.

Net cash used in investing activities during the nine months ended September 30, 2018 was $6.2 million and consisted of purchases of property and equipment.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2019 was $6.9 million and consisted of employee taxes paid related to net share settlement of equity awards of $1.0 million, dividend and equitable adjustment payments of $2.4 million and debt principal repayments of $6.0 million, which included payments of $3.5 million to satisfy debt acquired in the acquisition of NetComm. These payments were partially offset by proceeds from the exercise of stock options of $2.5 million.

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

Commercial Mortgage Loan

In July 2015, we entered into an $8.0 million commercial mortgage loan agreement, which matures in July 2020. The annual interest rate on the loan is 3.5%, and the loan is repayable in 60 monthly installments of principal and interest based on a 20-year amortization schedule. The loan is secured by the land and building, which are our corporate offices, purchased in March 2015, and contains annual affirmative, negative and financial covenants, including maintenance of a minimum debt service ratio. We were in compliance with all the covenants of the mortgage loan as of September 30, 2019 and December 31, 2018. As of September 30, 2019 and December 31, 2018, the outstanding principal amount under the mortgage loan was $6.7 million and $7.0 million, respectively.

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

As of September 30, 2019 and December 31, 2018, we had borrowings of $291.8 million and $294.0 million, respectively, outstanding under the term loan facility and we did not have any outstanding borrowings under the revolving credit facility; however, we had used $1.3 million under the revolving credit facility for two stand-by letters of credit, one which serves as collateral to one of our customers pursuant to a contractual obligations and one which is used as collateral for operating leases in Australia. In addition, we may, subject to certain conditions, including the consent of the administrative agent and the institutions providing such increases, increase the facilities by an unlimited amount so long as we are in compliance with specified leverage ratios, or otherwise by up to $70.0 million.

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

For Eurodollar rate loans, we may select interest periods of one, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. We have the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at our option, subject, in the case of Eurodollar rate loans, to breakage costs if the conversion is effected prior to the end of the applicable interest period. As of September 30, 2019, the interest rate on the term loans was 6.05% per annum, which was based on a one-month Eurodollar rate at the applicable floor of 2.05% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. As of December 31, 2018, the interest rate on our borrowings under the term loan facility was 6.52% per annum, which was based on a one-month Eurodollar rate of 2.52% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans.

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

The facilities are secured by, among other things, a first priority security interest, subject to permitted liens, in substantially all of our assets and all of the assets of certain of our subsidiaries and a pledge of certain of the stock of certain of our subsidiaries, in each case subject to specified exceptions. The facilities contain customary affirmative and negative covenants, including certain restrictions on our ability to pay dividends, and, with respect only to the revolving credit facility, a financial covenant requiring us to maintain a specified total net leverage ratio, in the event that on the last day of any fiscal quarter, we have utilized more than 30% of our borrowing capacity under the revolving credit facility (subject to certain exceptions). The facility contains a cross-default provision, whereby, if repayment of borrowings under the revolving credit facility are accelerated due to a default of the net leverage ratio covenant, repayment of the outstanding term loan balance could also be accelerated. Because the financial covenant under the revolving credit facility only applies if outstanding utilization thereunder exceed 30% of the total borrowing capacity on the last day of each fiscal quarter, this cross-default provision has the effect of limiting our ability to utilize more than 30% of our borrowing capacity under the revolving credit facility of $25.0 million if both our net leverage ratio exceeds the maximum permitted by the agreement and we would not otherwise be able to reduce our outstanding utilization of the revolving credit facility to below the 30% testing threshold prior to the last day of any quarter. Based on current projections, we expect that the net leverage ratio will exceed the maximum by December 31, 2019; however, unless our utilization of the revolving credit facility exceeds the 30% testing threshold on December 31, 2019, we will not default the revolving credit facility as a result of our net leverage ratio exceeding the maximum permitted amount.  As of September 30, 2019 and December 31, 2018, we were in compliance with all of the applicable covenants of the facilities, and as we had not utilized more than 30% of our borrowing capacity under the revolving credit facility, compliance with the net leverage ratio covenant was not applicable.

As of September 30, 2019, we used $1.3 million of borrowing capacity under our revolving credit facility for two stand-by letters of credit, one which serves as collateral to one of NetComm’s customers pursuant to a contractual performance guarantee and one which serves as collateral for operating leases in Australia.

Stock Repurchase Program

On February 21, 2019, we announced a stock repurchase program under which we were authorized to repurchase up to $75.0 million of our common stock. During the nine months ended September 30, 2019, we did not repurchase any shares. As of September 30, 2019, $75.0 million remained authorized for repurchases of our common stock under the stock repurchase program. The stock repurchase program has no expiration date and does not require us to purchase a minimum number of shares, and we may suspend, modify or discontinue the stock repurchase program at any time without prior notice.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2019:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Debt obligations—Term loans(1)	$366,324	$5,214	$41,448	$40,662	$279,000
Debt obligations—Commercial mortgage(2)	6,919	139	6,780	—	—
Operating leases(3)	4,769	637	4,015	117	—
Total	$378,012	$5,990	$52,243	$40,779	$279,000

(1)

Amounts in the table reflect the contractually required principal and interest payable pursuant to outstanding borrowings under our term loan facility. For purposes of this table, the interest due under the term loan facility was calculated using an assumed interest rate of 6.05% per annum, which was the interest rate in effect as of September 30, 2019.

(2)	Amounts in the table reflect the contractually required principal and interest payable pursuant to outstanding borrowings under our commercial mortgage.
(3)

Amounts in the table reflect payments due for our lease of manufacturing, warehouse and office space in the United States, China, Hong Kong, Spain, Ireland, Australia and the United Kingdom under non-cancelable operating leases that expire in 2019, 2022, 2022, 2023, 2026, 2020 and 2019, respectively. The Ireland lease provides us the right to terminate in 2021.

We enter into purchase agreements with our contract manufacturers and suppliers, generally with terms of a year or more. We have no minimum purchase requirements under these agreements.

The contractual obligations table above excludes $2.2 million of long-term taxes payable related to the mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries under the TCJA.

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

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

Foreign Currency Exchange Risk

We have accounts receivables denominated in foreign currencies, and our operations outside of the United States incur their operating expenses in foreign currencies. To date, the majority of our product sales and inventory purchases have been denominated in U.S. dollars. For our subsidiary in Ireland, the U.S. dollar is the functional currency. For each of our other foreign subsidiaries, the functional currency is the local currency. During the nine months ended September 30, 2019 and 2018, we incurred foreign currency transaction losses of $0.5 million and $0.4 million, respectively, primarily related to unrealized and realized foreign currency losses on accounts receivables denominated in foreign currencies. These foreign currency transaction losses were recorded as a component of other income (expense), net in our condensed consolidated statements of operations and comprehensive income (loss). We believe that a 5% change in the exchange rate between the U.S. dollar and Euro would not materially impact our operating results or financial position. As of September 30, 2019, we had foreign currency forward contracts outstanding with notional amounts totaling 4.3 million Euros and 5.5 million USD that mature in the fourth quarter of 2019 and first quarter of 2020, and we expect to continue to hedge certain significant transactions denominated in currencies other than the U.S. dollar in the future.

Interest Rate Sensitivity

Our cash and cash equivalents as of September 30, 2019 consisted of cash maintained in FDIC-insured operating accounts as well as investments in money market mutual funds and certificates of deposit. We also have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk for our cash equivalents is interest income sensitivity, which is primarily affected by changes in the general level of U.S. interest rates. However, we do not believe a sudden change in the interest rates for our cash equivalents would have a material impact on our financial condition, results of operations or cash flows.

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

As of September 30, 2019, we had borrowings of $291.8 million outstanding under the term loan facility, bearing interest at a rate of 6.05% per annum, which was based on a one-month Eurodollar rate at the applicable floor of 2.05% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. Changes in interest rates could cause interest charges on our term loan facility to fluctuate. Based on the amount of borrowings outstanding as of September 30, 2019, an increase of 10%, or approximately 21 basis points, in the one-month Eurodollar rate as of September 30, 2019 would cause pre-tax decreases to our earnings and cash flows of approximately $0.6 million per year, assuming that such rate were to remain in effect for a year. A decrease of 10%, or approximately 21 basis points, in the one-month Eurodollar rate as of September 30, 2019 would cause pre-tax increases to our earnings and cash flows of approximately $0.6 million, assuming that such rate were to remain in effect for a year.

As of September 30, 2019, we were not exposed to interest rate risk under the revolving credit facility as a result of having no outstanding borrowings under the facility.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

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

On May 29, 2019 and July 3, 2019, two putative class action lawsuits, Shen v. Chen et al. and Baig v. Chen et al., were filed in the Massachusetts Superior Court against the Company, certain of its current and former executive officers and directors, Summit Partners, one of our largest investors, and the underwriters from our December 15, 2017 initial public offering, which we refer to as our IPO.  These complaints purport to be brought on behalf of all purchasers of our common stock in and/or traceable to our IPO.  The complaints generally allege that (i) each of the defendants violated Section 11 and/or Section 12(a)(2) of the Securities Act of 1933, as amended, (the “Securities Act”), because documents related to the Company’s IPO including its registration statement and prospectus were materially misleading by containing untrue statements of material fact and/or omitting to state material facts necessary to make such statements not misleading and (ii) the individual defendants and Summit Partners acted as controlling persons within the meaning and in violation of Section 15 of the Securities Act.  Plaintiffs seek compensatory damages, costs and expenses, including counsel and expert fees, rescission or a rescissory measure of damages, and equitable and injunctive relief.  On August 13, 2019, the Court consolidated these actions and referred the consolidated actions to the Business Litigation Session of the Massachusetts Superior Court (the “BLS”).  On September 3, 2019, the BLS accepted the consolidated action into its session for further proceedings.  The plaintiffs have informed us that they intend to file a consolidated complaint.

On August 9, 2019, a third putative class action lawsuit, Donald Hook v. Casa Systems, Inc. et al., was filed in the Supreme Court of New York, New York County, against the Company, certain of its current and former executive officers and directors, Summit Partners, one of our largest investors, and the underwriters from our IPO.  The complaint purports to be brought on behalf of all purchasers of our common stock in and/or traceable to our IPO and generally alleges that (i) each of the defendants violated Section 11 and/or Section 12(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, because documents related to the Company’s IPO including its registration statement and prospectus were materially misleading by containing untrue statements of material fact and/or omitting to state material facts necessary to make such statements not misleading and (ii) the individual defendants and Summit Partners acted as controlling persons within the meaning and in violation of Section 15 of the Securities Act.  The complaint seeks compensatory damages, costs and expenses, including counsel and expert fees, rescission or a rescissory measure of damages, disgorgement, and equitable and injunctive relief.

On August 13, 2019, a fourth putative class action lawsuit, Panther Partners, Inc. v. Guo et al., was filed in the Supreme Court of New York, New York County, against the Company, certain of its current and former executive officers and directors, and the underwriters from our April 30, 2018 follow-on offering of common stock, which we refer to as our Follow-on Offering.  The complaint purports to be brought on behalf of all purchasers of our common stock in our Follow-on Offering and generally alleges that (i) each of the defendants, other than Abraham Pucheril, violated Section 11 of the Securities Act, and each of the defendants violated Section 12(a)(2) of the Securities Act, because documents related to the Company’s Follow-on Offering, including its registration statement and prospectus, was materially misleading by containing untrue statements of material fact and/or omitting to state material facts necessary to make such statements not misleading and (ii) the individual defendants acted as controlling persons within the meaning and in violation of Section 15 of the Securities Act.  The complaint seeks compensatory damages, costs and expenses, including counsel and expert fees, rescission or a rescissory measure of damages, and equitable and injunctive relief.

No amounts have been accrued for any of the putative class action lawsuits referenced above in the quarter ended September 30, 2019, as we do not believe the likelihood of a material loss is probable.  Although the ultimate outcome of these matters cannot be predicted with certainty, the resolution of any of these matters could have a material impact on our results of operations in the period in which such matter is resolved.

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

Historically, certain of our customers have accounted for a significant portion of our revenue. For example, sales to Charter Communications accounted for 15%, 29%, 27% and 37% of our revenue for the nine months ended September 30, 2019 and 2018 and the years ended December 31, 2018 and 2017, respectively; sales to SCSK Corporation accounted for 12% of revenue for the nine months ended September 30, 2019; sales to Liberty Global Affiliates accounted for 11% of our revenue for the years ended December 31, 2018 and 2017; sales to Vodafone Kabel Deutschland GmbH accounted for 16% and 14% of our revenue for the nine months ended September 30, 2018 and the year ended December 31, 2018, respectively; sales to Videotron accounted for 14% of our revenue for the year ended December 31, 2018; and sales to Rogers accounted for 12% of our revenue for the year ended December 31, 2018. Based on their historical purchasing patterns, we expect that our large customers will continue to account for a substantial portion of our revenue in future periods. However, our customers generally make purchases from us on a purchase-order basis rather than pursuant to long-term contracts, and those that do enter long-term contracts typically have the right to terminate their contracts for convenience. As a result, we generally have no assurances that these large customers will continue to purchase our solutions. We may also see consolidation of our customer base, which could result in loss of customers. In addition, some of our large customers have used, and may in the future use, the sizes and relative importance of their orders to our business to require that we enter into agreements with more favorable terms than we would otherwise agree to and obtain price concessions. The loss of a significant customer, a significant delay or reduction in purchases by large customers or significant price concessions to one or more large customers, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Developing our products is expensive, and the investment in product development may involve a long payback cycle or may result in investments in technologies or standards that do not get adopted in the timeframe we anticipate, or at all. For the nine months ended September 30, 2019 and 2018 and the years ended December 31, 2018 and 2017, our research and development expenses were $60.8 million, or approximately 35.9% of our revenue, $53.6 million, or approximately 23.4% of our revenue, $71.0 million, or approximately 23.9% of our revenue, and $60.7 million, or approximately 17.3% of our revenue, respectively. We expect to continue to invest heavily in software development in order to expand the capabilities of our broadband and wireless infrastructure solutions, introduce new products and features and build upon our technology leadership, and we expect that our research and development expenses will continue to increase in absolute dollars and as a percentage of revenue from 2018 to 2019. Our investments in research and development may not generate positive returns in a timely fashion or at all.

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

We generate a significant amount of revenue from sales to customers outside of the United States and have increased geographic diversity of our revenues following the acquisition of NetComm Wireless Limited, and we are therefore subject to a number of risks associated with international sales and operations.

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

Our revenue growth rate has varied over time, and our revenue performance in recent periods may not be indicative of our future performance. Our revenue grew 11.2% from the year ended December 31, 2016 to the year ended December 31, 2017. Our revenue then decreased 15.5% from the year ended December 31, 2017 to the year ended December 31, 2018 and decreased 26.1% from the nine months ended September 30, 2018 to the nine months ended September 30, 2019. We may not achieve revenue growth in future periods. You should not rely on our revenue for any prior quarterly or annual period as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our business, financial condition, results of operations and prospects could be materially adversely affected.

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

We have experienced rapid growth and increased demand for our products in recent years, which have placed a strain on our management, administrative, operational and financial infrastructure. To handle this growth and increase in demand, we have significantly expanded our headcount, from 680 as of December 31, 2017 to 743 as of December 31, 2018 and to 1,066 as of September 30, 2019, and we expect to continue to increase our headcount. As we have grown, we have had to manage an increasingly larger and more complex array of internal systems and processes to scale with all aspects of our business, including our software development, contract manufacturing and purchasing, logistics and fulfillment and sales, maintenance and support. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and continue to hire, train and manage new employees as needed. To manage domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. We may not be able to successfully implement these or other improvements to our systems and processes in an efficient or timely manner, and we may discover deficiencies in their capabilities or effectiveness. Our failure to improve our systems and processes, or their failure to operate effectively and in the intended manner, may result in disruption of our current operations and customer relationships, our inability to manage the growth of our business and our inability to accurately forecast our revenue, expenses and earnings.

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

We depend on our direct sales force to increase sales with existing customers and to obtain new customers. As such, we have invested and will continue to invest substantially in our sales organization. In recent periods, we have been adding personnel to our sales function as we focus on growing our business, entering new markets and increasing our market share, and we expect to incur significant additional expenses in expanding our sales personnel in order to achieve revenue growth. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, retaining and integrating sufficient numbers of sales personnel to support our growth, particularly in international markets. In addition, we have significantly increased the number of personnel in our sales and marketing departments in recent periods, with headcount growing from 122 as of December 31, 2017 to 142 as of December 31, 2018 and to 200 as of September 30, 2019. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire, retain or integrate into our corporate culture sufficient numbers of qualified individuals in the markets where we do business or plan to do business. If we are unable to hire, integrate and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new customers or increasing sales to our existing customer base, our business, financial condition, results of operations and prospects could be materially adversely affected.

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

We are subject to four putative class action lawsuits alleging federal securities law violations in connection with our IPO and our subsequent follow-on offering, and may be involved from time to time in various additional legal proceedings, including, but not limited to, actions relating to breach of contract or intellectual property infringement that might necessitate changes to our business or operations.  Regardless of whether any claims against us have merit, or whether we are ultimately held liable or subject to payment of damages, claims may be expensive to defend and may divert management's time away from our operations.  If any legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations.  Any adverse publicity resulting from actual or potential litigation may also materially and adversely affect our reputation, which in turn could adversely affect our results.

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

We are expanding our international operations and staff to better support our growth into the international markets. We generally conduct our international operations through wholly owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our corporate structure and associated transfer pricing policies contemplate the business flows and future growth into the international markets, and consider the functions, risks and assets of the various entities involved in the intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions, which are required to be computed on an arm’s-length basis pursuant to the intercompany arrangements, or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.

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

Recent changes to the U.S. tax laws impact the tax treatment of foreign earnings by, among other things, creating limits on the ability of taxpayers to claim and utilize foreign tax credits, imposing minimum effective rates of current tax on certain classes of foreign income, and imposing additional taxes in connection with specified payments to related foreign recipients. While some of the changes made in the 2017 U.S. tax reform may be adverse on a going forward basis, the Company intends to work with its tax advisors to determine the full impact of tax reform and to utilize the potential benefits that may be applicable to the Company. Due to our existing international business activities, which we anticipate expanding, any additional guidance such as U.S. Treasury regulations and administrative interpretations may increase our worldwide effective tax rate and adversely affect our financial condition and operating results.

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

Our credit facility contains certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event we, incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, change business locations, make certain investments, make any payments on any subordinated debt, transfer or dispose of assets, amend certain material agreements, and enter into various specified transactions. We, therefore, may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders or prepay the outstanding amount under the credit facility. In addition to certain financial reporting requirements, the credit facility also contains a net leverage ratio covenant that may significantly reduce our available borrowings under such facilities. We may not be able to generate or sustain sufficient cash flow or sales to meet the net leverage ratio covenant. Our obligations under the credit facility are secured by substantially all of our assets, excluding intellectual property and certain investments in foreign subsidiaries. Furthermore, our future working capital, borrowings or equity financing could be unavailable to repay or refinance the amounts outstanding under the credit facility. In the event of a liquidation, our lenders would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our common stock would receive a portion of any liquidation proceeds only if all of our creditors, including our lenders, were first repaid in full.

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

•	our inability to fulfill our customers’ orders due to supply chain delays, access to key commodities or technologies or events that impact our manufacturers or their suppliers;
•	the cost and possible outcomes of any legal actions or proceedings against us, including those described under “Item 1—Legal Proceedings”;
•	our overall effective tax rate, including impacts caused by any changes in the valuation of our deferred tax assets and any new legislation or regulatory developments;
•	increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates; and
•	general economic conditions, both domestically and in foreign markets.

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

The market price of our common stock could be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	actual or anticipated changes in our earnings or fluctuations in our results of operations or in the expectations of securities analysts;
•	price and volume fluctuations in the overall stock market from time to time;
•	volatility in the market price and trading volume of comparable companies;

•	announcements of technological innovations, new products, strategic alliances, or significant agreements by us or by competitive vendors;
•	announcements by our customers regarding significant increases or decreases in capital expenditures;
•	departure of key personnel;
•	litigation involving us or that may be perceived as having an impact on our business;
•	changes in general economic, industry and market conditions and trends;
•	investors’ general perception of us;
•	the cost and possible outcomes of any legal actions or proceedings against us, including those described under “Item 1—Legal Proceedings”;
•	sales of large blocks of our stock; and
•	announcements regarding further industry consolidation.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. As described in “Item 1—Legal Proceedings,” we and certain of our current and former executive officers and current and former members of our board of directors have been named as defendants in several putative class action lawsuits. Because of the potential volatility of our stock price, we may become the target of additional securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

As of October 31, 2019, our directors, executive officers and 10% stockholders beneficially owned, in the aggregate, approximately 62.2% of our outstanding common stock. As a result, these stockholders could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

In addition to our outstanding common stock, as of October 31, 2019, there were 8,442,464 shares subject to outstanding options, 1,674,954 shares subject to outstanding restricted stock unit awards, or RSUs, and an additional 10,642,385 shares reserved for future issuance under our equity incentive plans.  Because we have registered most shares of common stock that may be issued under our equity incentive plans pursuant to a Registration Statement on Form S-8, any such registered shares that we issue can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

Moreover, holders of an aggregate of approximately 37,129,787 shares of our common stock as of October 31, 2019 have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.  Upon registration, such shares would be able to be freely sold in the public market.

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

We will remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of our initial public offering or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700 million in market value of our stock held by non-affiliates or we issue more than $1 billion of non-convertible debt securities over a three-year period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On December 14, 2017, the Securities and Exchange Commission, or the SEC, declared our registration statement on Form S-1 (File No. 333-221658) for our initial public offering effective.  The net offering proceeds to us from the offering, after deducting underwriting discounts of $6.3 million and offering expenses payable by us totaling $4.1 million, were approximately $79.3 million. No offering discounts, commissions or expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 15, 2017 pursuant to Rule 424(b)(4).  As of September 30, 2019, we had not used any of the net offering proceeds and we have invested the proceeds into an investment portfolio with the primary objective of preserving principal and providing liquidity without significantly increasing risk.

Stock Repurchase Program

The following table sets forth information with respect to repurchases of shares of our common stock during the three-month period ended September 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)		(In thousands)	(In thousands)
July 1 - July 31, 2019	—	$—	—	$75,000
August 1 - August 31, 2019	—	$—	—	$75,000
September 1 - September 30, 2019	—	$—	—	$75,000

(1)

On February 21, 2019, we announced that our board of directors authorized the repurchase of up to $75.0 million of our common stock under a stock repurchase program.  During the nine months ended September 30, 2019, we did not repurchase any shares under the program.  The stock repurchase program has no expiration date and does not require us to purchase a minimum number of shares, we may suspend, modify or discontinue the stock repurchase program at any time without prior notice.

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

CASA SYSTEMS, INC.

Date: November 5, 2019	By:	/s/ Jerry Guo
Jerry Guo
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 5, 2019	By:	/s/ Maurizio Nicolelli
Maurizio Nicolelli
Chief Financial Officer (Principal Financial and Accounting Officer)