Form 10-Q
period 2020-06-30
Casa Systems Inc
filed 2020-07-31
CIK 1333835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 24, 2020, the registrant had 83,134,818 shares of common stock, $0.001 par value per share, issued and outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “should,” “expects,” “plans,” “anticipates,” “would,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our ability to anticipate technological shifts;
•	our ability to generate positive returns on our research and development;
•	changes in the rate of broadband service providers’ deployment of, and investment in, ultra-broadband network capabilities;
•	the lack of predictability of revenue due to lengthy sales cycles and the volatility in capital expenditure budgets of broadband service providers;
•	our ability to maintain and expand gross profit and net income;
•	the sufficiency of our cash resources and needs for additional financing;
•	our ability to further penetrate our existing customer base and obtain new customers;
•	changes in our pricing policies, whether initiated by us or as a result of competition;
•	the amount and timing of operating costs and capital expenditures related to the operation and expansion of our business;
•	the extent of the effects of the COVID-19 pandemic on the Company, which is highly uncertain and will depend on future developments;
•	the potential impact of the COVID-19 pandemic on our suppliers, our business operations and our customers;
•

the actual or rumored timing and success of new product and service introductions by us or our competitors or any other change in the competitive landscape of our industry, including consolidation among our competitors or customers;

•	our ability to successfully expand our business domestically and internationally, including our ability to integrate and generate potential synergies from our acquisition of NetComm Wireless Limited;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$149,148	$113,638
Accounts receivable, net of provision for doubtful accounts of $44 and $20 as of June 30, 2020 and December 31, 2019, respectively	52,867	93,100
Inventory	85,965	93,604
Prepaid expenses and other current assets	5,772	4,884
Prepaid income taxes	10,843	3,217
Total current assets	304,595	308,443
Property and equipment, net	32,303	35,910
Accounts receivable, net of current portion	324	575
Deferred tax assets	665	69
Goodwill	50,347	50,347
Intangible assets, net	38,295	41,148
Other assets	6,007	7,820
Total assets	$432,536	$444,312
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,488	$25,890
Accrued expenses and other current liabilities	31,324	34,567
Accrued income taxes	486	—
Deferred revenue	18,061	25,485
Current portion of long-term debt, net of unamortized debt issuance costs	8,374	8,524
Total current liabilities	84,733	94,466
Accrued income taxes, net of current portion	10,887	12,381
Deferred tax liabilities	9,166	8,993
Deferred revenue, net of current portion	3,546	4,583
Long-term debt, net of current portion and unamortized debt issuance costs	283,805	284,756
Other liabilities, net of current portion	687	569
Total liabilities	392,824	405,748
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized as of June 30, 2020 and December 31, 2019; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 500,000 shares authorized as of June 30, 2020 and December 31, 2019; 84,856 and 84,333 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	85	84
Treasury stock, at cost; 1,722 and 495 shares at June 30, 2020 and December 31, 2019, respectively	(4,826)	(1,795)
Additional paid-in capital	175,496	169,561
Accumulated other comprehensive loss	(2,113)	(2,222)
Accumulated deficit	(128,930)	(127,064)
Total stockholders’ equity	39,712	38,564
Total liabilities and stockholders’ equity	$432,536	$444,312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Product	$72,128	$42,223	$145,886	$68,876
Service	11,222	9,878	21,087	18,711
Total revenue	83,350	52,101	166,973	87,587
Cost of revenue:
Product	39,011	10,976	78,655	20,405
Service	1,209	1,820	2,535	3,380
Total cost of revenue	40,220	12,796	81,190	23,785
Gross profit	43,130	39,305	85,783	63,802
Operating expenses:
Research and development	20,688	18,260	41,899	36,665
Selling, general and administrative	21,110	17,302	46,101	37,495
Total operating expenses	41,798	35,562	88,000	74,160
Income (loss) from operations	1,332	3,743	(2,217)	(10,358)
Other income (expense):
Interest income	271	1,570	677	3,222
Interest expense	(4,307)	(5,225)	(8,935)	(10,422)
Gain (loss) on foreign currency, net	528	503	680	411
Other income, net	35	142	97	371
Total other income (expense), net	(3,473)	(3,010)	(7,481)	(6,418)
(Loss) income before provision for (benefit from) income taxes	(2,141)	733	(9,698)	(16,776)
Provision for (benefit from) income taxes	887	(558)	(7,832)	(2,728)
Net (loss) income	(3,028)	1,291	(1,866)	(14,048)
Other comprehensive (loss) income—foreign currency translation adjustment, net of tax	99	(646)	(418)	67
Other comprehensive (loss) income—gain on foreign currency hedge, net of tax	171	—	527	—
Comprehensive (loss) income	$(2,758)	$645	$(1,757)	$(13,981)
Net (loss) income attributable to common stockholders:
Basic and diluted	$(3,028)	$1,291	$(1,866)	$(14,048)
Net (loss) income per share attributable to common stockholders:
Basic	$(0.04)	$0.02	$(0.02)	$(0.17)
Diluted	$(0.04)	$0.01	$(0.02)	$(0.17)
Weighted-average shares used to compute net (loss) income per share attributable to common stockholders:
Basic	83,068	83,884	83,505	83,605
Diluted	83,068	86,369	83,505	83,605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at March 31, 2020	84,726	$85	1,711	$(4,793)	$171,914	$(2,383)	$(125,902)	$38,921
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	130	—	—	—	75	—	—	75
Cash flow hedges	—	—	—	—	—	171	—	171
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	99	—	99
Repurchases of treasury shares	—	—	11	(33)	—	—	—	(33)
Stock-based compensation	—	—	—	—	3,507	—	—	3,507
Net loss	—	—	—	—	—	—	(3,028)	(3,028)
Balances at June 30, 2020	84,856	$85	1,722	$(4,826)	$175,496	$(2,113)	$(128,930)	$39,712

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at January 1, 2020	84,333	$84	495	$(1,795)	$169,561	$(2,222)	$(127,064)	$38,564
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	523	1	—	—	(73)	—	—	(72)
Cash flow hedges	—		—	—		527		527
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	(418)	—	(418)
Repurchases of treasury shares	—	—	1,227	(3,031)	—	—	—	(3,031)
Stock-based compensation	—	—	—	—	6,008	—	—	6,008
Net loss	—	—	—	—	—	—	(1,866)	(1,866)
Balances at June 30, 2020	84,856	$85	1,722	$(4,826)	$175,496	$(2,113)	$(128,930)	$39,712

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

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows provided by (used in) operating activities:
Net loss	$(1,866)	$(14,048)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,255	4,885
Stock-based compensation	6,016	4,559
Deferred income taxes	(420)	(5,379)
Increase in provision for doubtful accounts	23	1,255
Excess and obsolete inventory	1,118	(1,264)
Gain on disposal of assets	10	—
Changes in operating assets and liabilities:
Accounts receivable	40,377	24,225
Inventory	6,217	(23,075)
Prepaid expenses and other assets	1,419	(1,859)
Prepaid income taxes	(7,624)	(28)
Accounts payable	1,331	(7,865)
Accrued expenses and other current liabilities	(2,480)	(6,387)
Accrued income taxes	(1,016)	(759)
Deferred revenue	(8,424)	(5,380)
Net cash provided by (used in) operating activities	43,936	(31,120)
Cash flows used in investing activities:
Purchases of property and equipment	(2,717)	(3,764)
Net cash used in investing activities	(2,717)	(3,764)
Cash flows used in financing activities:
Principal repayments of debt	(1,660)	(1,656)
Proceeds from exercise of stock options	414	2,168
Employee taxes paid related to net share settlement of equity awards	(487)	(1,004)
Payments of dividends and equitable adjustments	(622)	(2,090)
Repurchases of treasury stock	(3,031)	—
Net cash used in financing activities	(5,386)	(2,582)
Effect of exchange rate changes on cash and cash equivalents	(340)	50
Net increase (decrease) in cash, cash equivalents and restricted cash	35,493	(37,416)
Cash, cash equivalents and restricted cash at beginning of period	114,657	281,606
Cash, cash equivalents and restricted cash at end of period (1)	$150,150	$244,190
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,502	$9,539
Cash paid for income taxes	$1,889	$2,857
Supplemental disclosures of non-cash operating, investing and financing activities:
Purchases of property and equipment included in accounts payable	$564	$1,626
Unpaid equitable adjustments included in accrued expenses and other current liabilities	$124	$1,246
Release of customer incentives included in accounts receivable and accrued expenses and other current liabilities	$—	$5,604
Fair value of cash flow hedges	$527	$—

(1)	See Note 2 of the accompanying notes for a reconciliation of the ending balance of cash, cash equivalents and restricted cash shown in these condensed consolidated statements of cash flows.

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

The Company is subject to a number of risks similar to other companies of comparable size and other companies selling and providing services to the communications service provider industry. These risks include, but are not limited to, the level of capital spending by the communications service providers, a lengthy sales cycle, dependence on the development of new products and services, unfavorable economic and market conditions, risks associated with coronavirus (COVID-19), competition from larger and more established companies, limited management resources, dependence on a limited number of contract manufacturers and suppliers, the rapidly changing nature of the technology used by the communications service providers and reliance on resellers and sales agents. Failure by the Company to anticipate or to respond adequately to technological developments in its industry, changes in customer or supplier requirements, changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products could have a material adverse effect on the Company’s operating results, financial condition and cash flows.

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

The accompanying condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2020 and 2019, the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 and the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2020 and 2019 are unaudited. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2020 and 2019 are also unaudited. The accompanying condensed consolidated balance sheet as of December 31, 2019 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2020 (the “Annual Report on Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K. There have been no material changes to the Company’s accounting policies from those disclosed in the Annual Report on Form 10-K that would have a material impact on the Company’s condensed consolidated financial statements.

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

The emergence of COVID-19 around the world, and particularly in the United States and China, presents various risks to the Company, not all of which the Company is able to fully evaluate or even to foresee at the current time, and could have a material effect upon the estimates and judgments relied upon by management in preparing these condensed consolidated financial statements. While the COVID-19 pandemic did not significantly adversely affect the Company’s financial results and business operations in the quarter ended June 30, 2020, economic and health conditions in the United States and across most of the globe changed rapidly during, and are continuing to change after the end of the quarter.  Globally, all aspects of the Company’s business remain fully operational.  However, increasing demand for certain of the Company’s products has increased pressure on its supply chain to which could impact continued availability of inventory requirements.  The Company will continue to monitor its business very closely for any effects of COVID-19 for as long as necessary on an ongoing basis.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments maturing within three months from the date of purchase. As of June 30, 2020 and December 31, 2019, the Company’s cash and cash equivalents consisted of investments in certificates of deposit and money market mutual funds.

Restricted cash as of June 30, 2020 and December 31, 2019 consisted of a certificate of deposit of $1,002 and $1,019, respectively, pledged as collateral for a stand-by letter of credit required to support a contractual obligation.

The following table is a reconciliation of cash, cash equivalents and restricted cash included in the accompanying condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash included in the accompanying condensed consolidated statements of cash flows:

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$149,148	$130,510
Restricted cash	—	113,680
Restricted cash included in other assets	1,002	—
	$150,150	$244,190

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

Accounts receivable as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Current portion of accounts receivable, net:
Accounts receivable, net	$52,082	$91,273
Accounts receivable, extended payment terms	785	1,827
	52,867	93,100
Accounts receivable, net of current portion:
Accounts receivable, extended payment terms	324	575
	$53,191	$93,675

The Company performs ongoing credit evaluations of its customers and, if necessary, provides a provision for doubtful accounts and expected losses. When assessing and recording its provision for doubtful accounts, the Company evaluates the age of its accounts receivable, current economic trends, creditworthiness of the customers, customer payment history, and other specific customer and transaction information. The Company writes off accounts receivable against the provision when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. Adjustments to the provision for doubtful accounts are recorded as selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive (loss) income.

As of June 30, 2020 and December 31, 2019, the Company concluded that all amounts due under extended payment terms were collectible and no reserve for credit losses was recorded. During the six months ended June 30, 2020 and 2019, the Company did not provide a reserve for credit losses and did not write off any uncollectible receivables due under extended payment terms.

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

Significant customers are those that represent 10% or more of revenue or accounts receivable and are set forth in the following tables:

	Revenue		Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Customer A	13%	18%	*	21%
Customer B	*	13%	*	*
Customer C	*	11%	*	*
Customer D	*	10%	*	*
Customer E	*	12%	*	11%
Customer G	26%	*	24%	*

	Accounts Receivable, Net
	June 30, 2020	December 31, 2019
Customer A	*	11%
Customer C	*	14%
Customer F	*	19%
Customer G	18%	*

*	Less than 10% of total

Certain of the components and subassemblies included in the Company’s products are obtained from a single source or a limited group of suppliers. In addition, the Company primarily relies on a limited number of third parties to manufacture certain components of its products. Although the Company seeks to reduce dependence on those limited sources of suppliers and manufacturers, the partial or complete loss of certain of these sources could have a material adverse effect on the Company’s operating results, financial condition and cash flows and damage its customer relationships.

Goodwill and Acquired Intangible Assets

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. Goodwill has been recorded in connection with the acquisition of NetComm on July 1, 2019 (refer to Note 3).  The Company tests goodwill for impairment on an annual basis and between annual tests when impairment indicators are identified, and goodwill is written down when impaired.  As of June 30, 2020, the Company considered potential impairment indicators of goodwill and noted no indicators of impairment.

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

The Company's intangible assets subject to amortization are amortized using the straight-line method over their estimated useful lives, ranging from three to ten years. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company considered potential impairment indicators of acquired intangible assets at June 30, 2020 and noted no indicators of impairment.

Derivative Instruments

The Company has transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros and Australian dollars. The Company has historically entered into foreign exchange contracts to reduce its exposure to currency fluctuations. Historically, these transactions have not qualified for hedge accounting. However, beginning in March 2020, the Company entered into two forward contracts, of which one is outstanding at June 30, 2020, to hedge against the impact of foreign currency fluctuations on certain forecasted operating expenses. These instruments qualified for hedge accounting as cash flow hedges, and were appropriately designated as such, thus permitting the application of special hedge accounting under ASC 815, Derivatives and Hedging, which states that changes in the market value of the hedging instrument are accounted for within stockholder’s equity as accumulated other comprehensive loss, until such time as the hedged cash flows take place. Upon utilization of the hedge instrument for the designated cash flows, the appropriate amounts are reclassified from accumulated other comprehensive loss to the relevant line items within the Statement of Operations for the period. For further information, please refer to Note 9, “Derivative Instruments”.

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

Impact of Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Amendments to FASB Accounting Standards Codification (“ASU 2016-02”), which replaces the existing guidance for leases.  ASU 2016-02, which will require the identification of arrangements that should be accounted for as leases by lessees.  In general, for lease arrangements exceeding a twelve-month term, the arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee.  Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases.  The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption.  This guidance will become effective for private companies, and emerging growth companies that choose to take advantage of the extended transition periods, for annual reporting periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company expects to adopt ASU 2016-02 on January 1, 2021 and has begun planning for adoption by implementing a new lease accounting software and by working to establish additional changes to internal processes to comply with all requirements upon adoption.  The Company is currently assessing the potential impact that the adoption will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This guidance intended to provide more decision-useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The main provisions include presenting financial assets measured at amortized cost at the amount expected to be collected, which is net of an allowance for expected credit losses, and recording credit losses related to available-for-sale securities through an allowance for credit losses. The effective dates for the amendments in ASU 2016-13 were updated in ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), and as such ASU 2016-13 will become effective for private companies, and emerging growth companies that choose to take advantage of the extended transition periods, for fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods, and must be applied using a modified retrospective approach. The Company is currently evaluating the impact ASU 2016-13 will have on its consolidated financial statements.

Other

Other than the disclosures above, there have been no changes to the significant accounting policies disclosed in Note 2 “Summary of Significant Accounting Policies” to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

The total purchase price was allocated to NetComm’s net tangible and intangible assets based upon their estimated fair values as of the date of Acquisition. NetComm’s cash and cash equivalents balance at the Acquisition date was $3,243; as such, total consideration net of cash acquired is $109,431. NetComm’s existing debt of approximately $3,507 as of the Acquisition date has been accounted for as an assumed liability. All contractual amounts receivable as of July 1, 2019, which totaled $18,142, have been collected as of June 30, 2020. Based upon the purchase price and the valuation, the allocation of the total purchase price is as follows:

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

The allocation of the purchase price and the estimated useful lives associated with certain assets is as follows:

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

4. Goodwill and Intangible Assets

There were no changes to goodwill during the six months ended June 30, 2020.

Intangible assets, net consisted of the following at June 30, 2020 and December 31, 2019:

	Cost	Accumulated Amortization	Net Balance
Developed Technology	$25,000	$(3,572)	$21,428
Customer Relationships	18,000	(1,800)	16,200
Trade Name	1,000	(333)	667
Totals as of June 30, 2020	$44,000	$(5,705)	$38,295

	Cost	Accumulated Amortization	Net Balance
Developed Technology	$25,000	$(1,786)	$23,214
Customer Relationships	18,000	(900)	17,100
Trade Name	1,000	(166)	834
Totals as of December 31, 2019	$44,000	$(2,852)	$41,148

As of June 30, 2020, amortization expense on existing intangible assets for the next five years and beyond is as follows:

Year Ending December 31,
2020	$2,853
2021	5,704
2022	5,538
2023	5,371
2024	5,371
Thereafter	13,458
$38,295

The Company recorded amortization expense of $893 and $533 related to intangible assets, which were included in product cost of revenue and selling, general and administrative expense, respectively, for the three months ended June 30, 2020 in the condensed consolidated statements of operations and comprehensive (loss) income. The Company recorded amortization expense of $1,786 and $1,067 related to intangible assets, which were included in product cost of revenue and selling, general and administrative expense, respectively, for the six months ended June 30, 2020 in the condensed consolidated statements of operations and comprehensive (loss) income. The Company recorded no amortization expense related to intangible assets for the three and six months ended June 30, 2019.

5. Inventory

Inventory as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Raw materials	$32,233	$19,821
Work in process	1	17
Finished goods:
Manufactured finished goods	53,492	69,503
Deferred inventory costs	239	4,263
	$85,965	$93,604

6. Property and Equipment

Property and equipment as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Computers and purchased software	$22,672	$22,294
Leasehold improvements	4,414	4,380
Furniture and fixtures	2,969	2,794
Machinery and equipment	40,451	40,002
Land	3,091	3,091
Building	4,765	4,765
Building improvements	7,232	6,776
Trial systems at customers’ sites	6,279	6,039
	91,873	90,141
Less: Accumulated depreciation and amortization	(59,570)	(54,231)
	$32,303	$35,910

During the six months ended June 30, 2020 and 2019, the Company transferred trial systems into inventory from property and equipment with values of $574 and $352, respectively, net of transfers of trial systems to cost of revenue. In addition, the Company transferred $328 and $322 of equipment to inventory from property and equipment during the six months ended June 30, 2020 and 2019, respectively.

Depreciation and amortization expense on property and equipment totaled $3,055 and $2,489 for the three months ended June 30, 2020 and 2019, respectively, and $6,402 and $4,885 for the six months ended June 30, 2020 and 2019, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Accrued compensation and related taxes	$15,464	$18,540
Accrued warranty	2,112	2,448
Dividends and equitable adjustments payable (see Note 12)	124	750
Accrued customer incentives	—	233
Other accrued expenses	13,624	12,596
	$31,324	$34,567

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

A summary of changes in the amount reserved for warranty costs for the six months ended June 30, 2020 and 2019 is as follows:

	Six Months Ended June 30,
	2020	2019
Warranty reserve at beginning of period	$2,448	$926
Provisions	993	1,345
Charges	(1,329)	(1,535)
Warranty reserve at end of period	$2,112	$736

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

The following tables present information about the fair value of the Company’s financial assets and liabilities as of June 30, 2020 and December 31, 2019 and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$—	$17,770	$—	$17,770
Certificates of deposit—restricted cash	—	1,002	—	1,002
Money market mutual funds	51,760	—	—	51,760
Foreign currency forward contracts	—	527	—	527
	$51,760	$19,299	$—	$71,059
Liabilities:
SARs	$—	$—	$271	$271
	$—	$—	$271	$271

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$—	$10,933	$—	$10,933
Certificates of deposit—restricted cash	—	1,019	—	1,019
Money market mutual funds	53,763	—	—	53,763
Foreign currency forward contracts	—	23	—	23
	$53,763	$11,975	$—	$65,738
Liabilities:
SARs	$—	$—	$264	$264
Foreign currency forward contracts	—	50	—	50
	$—	$50	$264	$314

During the six months ended June 30, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3.

There were no changes to the valuation techniques used to measure asset and liability fair values on a recurring basis during the six months ended June 30, 2020 from those included in the Company’s consolidated financial statements for the year ended December 31, 2019. The following table provides a summary of changes in the fair values of the Company’s stock appreciation rights (“SARs”) liability, for which fair value is determined by Level 3 inputs:

	Six Months Ended June 30,
	2020	2019
Fair value at beginning of period	$264	$1,387
Change in fair value	7	(866)
Exercises	—	—
Fair value at end of period	$271	$521

9. Derivative Instruments

The Company has certain international customers that are billed in foreign currencies. To mitigate the volatility related to fluctuations in the foreign exchange rates for accounts receivable denominated in foreign currencies, the Company enters into foreign currency forward contracts. As of June 30, 2020, no foreign currency forward contracts were outstanding. As of December 31, 2019, the Company had foreign currency forward contracts outstanding with notional amounts totaling 500 Euros and 900 USD related to the Company’s Australian subsidiary which matured during the first quarter of 2020.

The Company’s foreign currency forward contracts described above economically hedged certain risks but were not designated as hedges for financial reporting purposes, and accordingly, all changes in the fair value of the derivative instruments were recorded as unrealized foreign currency transaction gains or losses and were included in the condensed consolidated statements of operations and comprehensive (loss) income as a component of other income (expense). The Company records derivative instruments in the condensed consolidated balance sheet at their fair values. As of June 30, 2020, the Company recorded no asset relating to outstanding foreign currency forward contracts and as of December 31, 2019, had recorded an asset of $23 which was included in prepaid expenses and other current assets in the condensed consolidated balance sheets.  As of June 30, 2020, the Company recorded no liability relating to outstanding foreign currency forward contracts and as of December 31, 2019, had recorded a liability of $50, related to outstanding foreign currency forward contracts, which was included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

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

During the three and six months ended June 30, 2020, the Company settled one cash flow hedge with a notional amount of 8,500 AUD to hedge certain Australian Dollar cash flows incurred during the period. The amount of gain reclassified from other comprehensive (loss) income for the three and six months ended June 30, 2020 was $225.  The full amount of the fair value of the derivative on the settlement date of $888 has been recognized proportionately as $67 cost of goods sold, $537 research and development expense and $284 selling, general and administrative expense in the condensed consolidated statement of comprehensive (loss) income.

As of June 30, 2020, the Company had one outstanding cash flow hedge with a notional amount of 5,000 AUD to hedge certain Australian Dollar cash flows during the third quarter of 2020. This contract matures in the third quarter of 2020. Accordingly, as of June 30, 2020, the company recorded an asset for the fair value of the hedges of $527, which is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. As the cash flows being hedged had not yet occurred, the full amount of the fair value at June 30, 2020 has been recognized as accumulated other comprehensive loss in the condensed consolidated balance sheets as of June 30, 2020. The Company did not have any cash flow hedges as of December 31, 2019.

10. Income Taxes

The Company’s effective income tax rate was (41.4)% and (76.1)% for the three months ended June 30, 2020 and 2019, respectively, and was 80.8% and 16.3% for the six months ended June 30, 2020 and 2019, respectively. The provision for (benefit from) income taxes was $887 and $(558) for the three months ended June 30, 2020 and 2019, respectively, and was $(7,832) and $(2,728) for the six months ended June 30, 2020 and 2019, respectively.

The Company determines its estimated annual effective tax rate at the end of each interim period based on estimated pre-tax (loss) income and facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax (loss) income at the end of each interim period with certain adjustments. The tax effects of significant unusual or extraordinary items are reflected as discrete adjustments in the periods in which they occur. The Company’s estimated annual effective tax rate can change based on the mix of jurisdictional pre-tax (loss) income and other factors. However, if the Company is unable to make a reliable estimate of its annual effective tax rate, then the actual effective tax rate for the year to date period may be the best estimate. For the three and six months ended June 30, 2020, the Company determined that its annual effective tax rate approach would provide for a reliable estimate and therefore used this method to calculate its tax provision.  Due to deferred tax assets requiring a full valuation allowance in the United States, the Company determined that the best estimate would be to use separate annual effective tax rates for the United States and the rest of the world.

The effective income tax rate for the three and six months ended June 30, 2020 and 2019 differed from the federal statutory rate primarily due to the benefit related to the carryback of losses in the United States as well as geographical mix of earnings and related foreign tax rate differential, permanent differences, research and development tax credits, foreign tax credits, valuation allowance and withholding taxes. Permanent differences primarily included global intangible low-taxed income, Australian research and development expenditures claim and excess tax benefit from stock-based transactions.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. Accordingly, applicable provisions of the CARES Act were reflected in the tax provision for the quarter ended March 31, 2020. The CARES Act, among other provisions, permits net operating losses (“NOL”) incurred in the years ended December 31, 2020, 2019 and 2018  to be carried back to reduce 100% of taxable income in the five preceding taxable years. The Company continues to evaluate certain aspects of these provisions but has determined that its NOL incurred in 2019 may be carried back to 2014, and accordingly recognized a benefit of approximately $9,310 in the three months ended March 31, 2020, which was included in prepaid income taxes in the condensed consolidated balance sheet as of March 31, 2020.  Of this amount, approximately $7,627 related to release of valuation allowances due to the conversion of certain deferred tax assets to NOLs available for carryback.

The change in the provision for (benefit from) income taxes for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to the pre-tax net loss coupled with the recognition of the benefit from the CARES Act as well as the full valuation allowance against the deferred tax assets in the United States.  The change to the income tax provision for the three months ended June 30, 2020 compared to the income tax benefit for the three months ended June 30, 2019 is primarily due to geographical mix of profits as well as a full valuation allowance against the deferred tax assets in the United States.

11. Debt

The aggregate principal amount of debt outstanding as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
Term loans	$289,500	$291,000
Mortgage loan	6,483	6,644
Total principal amount of debt outstanding	$295,983	$297,644

Current and non-current debt obligations reflected in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
Current liabilities:
Term loans	$3,000	$3,000
Mortgage loan	6,483	6,644
Current portion of principal payment obligations	9,483	9,644
Unamortized debt issuance costs, current portion	(1,109)	(1,120)
Current portion of long-term debt, net of unamortized debt issuance costs	$8,374	$8,524
Non-current liabilities:
Term loans	$286,500	$288,000
Non-current portion of principal payment obligations	286,500	288,000
Unamortized debt issuance costs, non-current portion	(2,695)	(3,244)
Long-term debt, net of current portion and unamortized debt issuance costs	$283,805	$284,756

Term Loan and Revolving Credit Facilities

On December 20, 2016, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, various lenders and JPMorgan Chase Bank, N.A. and Barclays Bank PLC providing for (i) a term loan facility of $300,000 and (ii) a revolving credit facility of up to $25,000 in revolving credit loans and letters of credit.

As of June 30, 2020 and December 31, 2019, $289,500 and $291,000 in principal amount, respectively, was outstanding under the term loan facility (the “Term Loans”) and the Company did not have any outstanding borrowings under the revolving credit facility; however, as of June 30, 2020 and December 31, 2019, the Company had used $1,324 and $1,343 of availability under the revolving credit facility for two stand-by letters of credit, one which serves as collateral to one of the Company’s customers pursuant to a contractual performance guarantee and one which serves as collateral for operating leases in Australia. In addition, the Company may, subject to certain conditions, including the consent of the administrative agent and the institutions providing such increases, increase the facilities by an unlimited amount so long as the Company is in compliance with specified leverage ratios, or otherwise by up to $70,000.

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

For Eurodollar rate loans, the Company may select interest periods of one, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. The Company has the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at its option, subject, in the case of Eurodollar rate loans, to breakage costs if the conversion is effected prior to the end of the applicable interest period. As of June 30, 2020, the interest rate on the Term Loans was 5.00% per annum, which was based on a six-month Eurodollar rate at the applicable floor of 1.00% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. As of December 31, 2019, the interest rate on the Term Loans was 5.80% per annum, which was based on a one-month Eurodollar rate of 1.80% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans.

Upon entering into the term loan facility, the Company incurred debt issuance costs of $7,811, which were initially recorded as a reduction of the debt liability and are amortized to interest expense using the effective interest method from the issuance date of the Term Loan until the maturity date. Principal payments of $750 were made under the term loan facility during each of the three months ended June 30, 2020 and 2019, and principal payments of $1,500 were made under the term loan facility during each of the six months ended June 30, 2020 and 2019. Interest expense, including the amortization of debt issuance costs, totaled $4,026 and $5,070 for the three months ended June 30, 2020 and 2019, respectively, and totaled $8,474 and $10,079 for the six months ended June 30, 2020 and 2019, respectively.

The revolving credit facility also requires payment of quarterly commitment fees at a rate of 0.25% per annum on the difference between committed amounts and amounts actually borrowed under the facility and customary letter of credit fees. For the three months ended June 30, 2020 and 2019, interest expense related to the fee for the unused amount of the revolving credit facility totaled $15 and $16, respectively, and for the six months ended June 30, 2020 and 2019, interest expense related to the fee for the unused amount of the revolving credit facility totaled $30 and $32, respectively.

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

The facilities are secured by, among other things, a first priority security interest, subject to permitted liens, in substantially all of the Company’s assets and all of the assets of certain of its subsidiaries and a pledge of certain of the stock of certain of its subsidiaries, in each case subject to specified exceptions. The facilities contain customary affirmative and negative covenants, including certain restrictions on the Company’s ability to pay dividends, and, with respect to the revolving credit facility, a financial covenant requiring the Company to maintain a specified total net leverage ratio in the event that on the last day of any fiscal quarter the Company has utilized more than 30% of its borrowing capacity under the facility. The Company’s net leverage ratio exceeded the maximum on June 30, 2020 and December 31, 2019; however, as the Company’s utilization of the revolving credit facility did not exceed the 30% testing threshold on either June 30, 2020 or December 31, 2019, the Company was not in default of the revolving credit facility as a result of the Company’s net leverage ratio exceeding the maximum permitted amount. The Company was in compliance with all other applicable covenants of the facilities as of June 30, 2020 and December 31, 2019.

Commercial Mortgage Loan

On July 1, 2015, the Company entered into a commercial mortgage loan agreement in the amount of $7,950 (the “Mortgage Loan”). Borrowings under the Mortgage Loan bear interest at a rate of 3.5% per annum and are repayable in 60 monthly installments of $46, consisting of principal and interest based on a 20-year amortization schedule. The remaining amount of unpaid principal under the Mortgage Loan was paid on the maturity date of July 1, 2020 utilizing the Company’s revolving credit facility. See Note 19, Subsequent Events below for further discussion. Upon entering into the Mortgage Loan, the Company incurred debt issuance cost of $45, which was initially recorded as a direct deduction from the debt liability and is amortized to interest expense using the effective interest method from issuance date of the loan until the maturity date.

The Company made principal payments under the Mortgage Loan of $80 and $78 during the three months ended June 30, 2020 and 2019, respectively, and $160 and $156 during the six months ended June 30, 2020 and 2019, respectively. Interest expense, including the amortization of debt issuance costs, totaled $60 and $63 during the three months ended June 30, 2020 and 2019, respectively, and $120 and $126 during the six months ended June 30, 2020 and 2019, respectively.

The Mortgage Loan is secured by the land and building purchased in March 2015 and subjects the Company to various affirmative, negative and financial covenants, including maintenance of a minimum debt service ratio. The Company was in compliance with all covenants of the Mortgage Loan as of June 30, 2020 and December 31, 2019.

As of June 30, 2020, aggregate minimum future principal payments of the Company’s debt are summarized as follows:

Year Ending December 31,
2020	$7,983
2021	3,000
2022	3,000
2023	3,000
2024	279,000
Thereafter	—
$295,983

12. Stockholders’ Equity

Special Dividends to Holders of Common and Preferred Stock

The board of directors, on five separate occasions, declared a special dividend to the holders of common stock and preferred stock of record at that time. The below table details the cash dividends declared to stockholders of each share type for each of the five special dividends, as well as the amount of dividends the Company paid in each of the six months ended June 30, 2020 and 2019, respectively:

	Cash Dividend Declared		Dividends Paid
	per Share Type		Six Months Ended
Dividend Declaration Date	Common	Series B and Series C Convertible Preferred	June 30, 2020	June 30, 2019
November 30, 2017	$0.5802	$5.8020	$—	$865
May 10, 2017	1.1774	11.7744	—	—
December 27, 2016	2.3306	23.3058	—	—
June 17, 2016	0.5891	5.8910	—	—
November 30, 2014	0.3835	3.8346	—	—
Total dividends paid			$—	$865

No dividend payments were payable as of June 30, 2020 and December 31, 2019.

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

			Equitable Adjustment Payments
			Six Months Ended		Equitable Adjustment Liability(1)
Dividend Declaration Dates	Equitable Adjustment per share	Year of Final Vesting	June 30, 2020	June 30, 2019	As of June 30, 2020	As of December 31, 2019
November 30, 2017	$0.5802	2021	$121	$325	$56	$177
May 10, 2017	1.1774	2021	171	519	11	182
December 27, 2016	2.3306	2020	276	1,026	56	335
June 17, 2016	0.5891	2020	54	219	1	37
November 30, 2014	0.3835	2018	—	1	—	—
Total			$622	$2,090	$124	$731

(1)	Net of estimated forfeitures. Amounts are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Stock Repurchase Program

On February 21, 2019, the Company announced a stock repurchase program authorizing it to repurchase up to $75,000 of the Company’s common stock. During the three and six months ended June 30, 2020 the Company repurchased 11 and 1,227 shares, respectively, for a cost of $33 and $3,031, including commissions. During the three and six months ended June 30, 2019, the Company did not repurchase any shares. As of June 30, 2020, $70,208 remained authorized for repurchases of the Company’s common stock under the stock repurchase program. The stock repurchase program has no expiration date and does not require us to purchase a minimum number of shares, and the Company may suspend, modify or discontinue the stock repurchase program at any time without prior notice.

13. Stock-based Compensation

2017 Stock Incentive Plan

The Company’s 2017 Stock Incentive Plan (the “2017 Plan”) provides for the Company to sell or issue common stock or restricted common stock, or to grant qualified incentive stock options, nonqualified stock options, SARs, performance-based stock units (“PSUs”), RSUs or other stock-based awards to the Company’s employees, officers, directors, advisers and outside consultants. The total number of shares authorized for issuance under the 2017 Plan was 17,193 shares as of June 30, 2020, of which 10,797 shares remained available for future grant.

Stock Options

The following table summarizes the outstanding stock option activity and a summary of information related to stock options as of and for the six months ended June 30, 2020:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at January 1, 2020	8,250	$7.73	5.65	$4,235
Granted	70	3.74
Exercised	(191)	2.14
Forfeited	(567)	8.65
Outstanding at June 30, 2020	7,562	$7.77	5.20	$4,018
Options exercisable at June 30, 2020	6,659	$7.04	4.83	$3,964
Vested or expected to vest at June 30, 2020	7,520	$7.75	5.18	$4,013

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Risk-free interest rate	0.4%	2.0%	0.4%–0.7%	2.0%–2.5%
Expected term (in years)	6.1	6.1	6.1	6.1–6.2
Expected volatility	31.4%	29.1%	29.3%–31.4%	29.1%–30.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2020 and 2019 was $1.15 and $2.45 per share, respectively. Cash proceeds received upon the exercise of options were $414 and $2,168 during the six months ended June 30, 2020 and 2019, respectively. The intrinsic value of stock options exercised during the six months ended June 30, 2020 and 2019 was $373 and $6,087, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Restricted Stock Units and Performance-Based Stock Units

A summary of RSU and PSU activity under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”) and the 2017 Plan for the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2020	1,653	$11.38
Granted	3,984	3.45
Vested	(448)	11.29	$1,826
Forfeited	(94)	11.88
Unvested balance at June 30, 2020	5,095	$5.59

The Company withheld 117 and 76 shares of common stock in settlement of employee tax withholding obligations due upon the vesting of RSUs during the six months ended June 30, 2020 and 2019, respectively.

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

Grant Date Assumptions
Risk-free interest rate	1.2%
Volatility	70.0%
Dividend yield	0.0%
Cost of equity	11.0%

The actual number of shares earned upon vesting will range up to a maximum of 983 shares if all targets are achieved. For the six months ended June 30, 2020, no shares vested.

Stock Appreciation Rights

Over time, the Company has granted SARs that allow the holder the right, upon exercise, to receive in cash the amount of the difference between the fair value of the Company’s common stock at the date of exercise and the price of the underlying common stock at the date of grant of each SAR. The SARs vest over a four-year period from the date of grant and expire ten years from the date of grant. As of June 30, 2020, 220 outstanding and fully vested SARs were exercisable with a weighted-average fair value was $1.23 per SAR. The fair value of the SAR liability as of June 30, 2020 and December 31, 2019 was $271 and $264, respectively, (see Note 8) and was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options, RSUs, SARs and PSUs for the three and six months ended June 30, 2020 and 2019 was classified in the condensed consolidated statements of operations and comprehensive (loss) income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$39	$53	$70	$124
Research and development expenses	650	502	1,087	643
Selling, general and administrative expenses	2,890	2,104	4,859	3,792
Total stock-based compensation	$3,579	$2,659	$6,016	$4,559

During the three months ended June 30, 2020 and 2019, the Company recognized stock-based compensation of $72 and $(205), respectively, as a change in fair value of the outstanding SAR liability and recognized $3,507 and $2,864, respectively, as additional paid-in capital. During the six months ended June 30, 2020 and 2019, the Company recognized stock-based compensation expense of $8 and $(865), respectively, as a change in the fair value of the outstanding SAR liability and recognized $6,008 and $5,424, respectively, as additional paid-in capital.

As of June 30, 2020, there was $24,081 of unrecognized compensation cost related to outstanding stock options, RSUs, SARs and PSUs, which is expected to be recognized over a weighted-average period of 2.70 years.

14. Net (Loss) Income per Share

Basic and diluted net (loss) income per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income attributable to common stockholders, basic and diluted	$(3,028)	$1,291	$(1,866)	$(14,048)
Denominator:
Weighted-average shares used to compute net (loss) income per share attributable to common stockholders, basic	83,068	83,884	83,505	83,605
Dilutive effect of stock options	—	2,455	—	—
Dilutive effect of restricted stock units	—	30	—	—
Weighted-average shares used to compute net (loss) income per share attributable to common stockholders, diluted	83,068	86,369	83,505	83,605
Net (loss) income per share attributable to common stockholders:
Basic	$(0.04)	$0.02	$(0.02)	$(0.17)
Diluted	$(0.04)	$0.01	$(0.02)	$(0.17)

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net (loss) income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Options to purchase common stock	7,562	4,212	7,562	8,649
Unvested restricted stock units	4,112	1,314	4,112	1,549
Unvested performance-based stock units	983	—	983	—

15. Revenue from Contracts with Customers

Disaggregation of revenue

The Company disaggregates its revenue by product and service in the condensed consolidated statements of operations and comprehensive (loss) income. Performance obligations related to product revenue are recognized at a point in time, while performance obligations related to service revenue are recognized over time. The Company also disaggregates its revenue based on geographic locations of its customers, as determined by the customer’s shipping address, summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
North America:
United States	$29,349	$15,432	$58,789	$29,988
Canada	4,229	8,038	8,742	11,911
Total North America	33,578	23,470	67,531	41,899
Europe, Middle East and Africa:
Germany	1,199	5,544	4,155	7,824
Other	6,151	7,762	17,291	12,850
Total Europe, Middle East and Africa	7,350	13,306	21,446	20,674
Asia-Pacific:
Australia	26,255	—	47,959	—
Japan	6,393	6,350	11,199	9,866
Other	3,992	1,490	10,671	2,698
Total Asia-Pacific	36,640	7,840	69,829	12,564
Latin America	5,782	7,485	8,167	12,450
Total revenue(1)	$83,350	$52,101	$166,973	$87,587

(1)	Other than the United States, Canada, Germany, Japan and Australia, no individual countries represented 10% or more of the Company’s total revenue for any of the periods presented.

The Company also disaggregates its revenue based on product line summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product revenue:
Wireless	$15,510	$1,426	$36,167	$1,654
Fixed telecom	23,819	1	41,751	45
Cable	32,799	40,796	67,968	67,177
Total product revenue	72,128	42,223	145,886	68,876
Service revenue	11,222	9,878	21,087	18,711
Total revenue	$83,350	$52,101	$166,973	$87,587

Costs to Obtain or Fulfill a Contract

As of June 30, 2020 and December 31, 2019, the Company had short-term capitalized contract costs of $115 and $585, respectively, which are included in prepaid expenses and other current assets and had long-term capitalized contract costs of $91 and $70, respectively, which are included in other assets in the accompanying condensed consolidated balance sheets. During the three months ended June 30, 2020 and 2019, amortization expense associated with capitalized contract costs was $196 and $55, respectively, and during the six months ended June 30, 2020 and 2019 was $449 and $121, respectively, all of which were recorded to selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

Contract Balances

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue when the Company satisfies its performance obligations, consistent with the above methodology. For the three and six months ended June 30, 2020, the Company recognized $13,600 and $28,539, respectively, of revenue that was included in deferred revenue as of December 31, 2019.  For three and six months ended June 30, 2019, the Company recognized $5,919 and $13,188, respectively, of revenue that was included in deferred revenue as of January 1, 2019.

The Company receives payments from customers based upon contractual billing terms. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. As of June 30, 2020 and December 31, 2019, the Company included contract assets of $201 and $50, respectively, which is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

Transaction price allocated to the remaining performance obligations

As of June 30, 2020, the aggregate remaining amount of revenue expected to be recognized related to unsatisfied or partially unsatisfied performance obligations is $21,607, which consists of order backlog and deferred revenue. The Company expects approximately 83.6% of this amount to be recognized in the next twelve months with the remaining to be recognized over the next two to five years.

Other Revenue Recognition Policies

The Company’s customary payment terms are generally one year or less. If the Company provides extended payment terms that represent a significant financing component, the Company adjusts the amount of promised consideration for the time value of money using its discounted rate and recognizes interest income separate from the revenue recognized on contracts with customers. During the three months ended June 30, 2020 and 2019, the Company recorded interest income of $13 and $50, respectively, and during the six months ended June 30, 2020 and 2019, the Company recorded interest income of $47 and $76, respectively, all of which were recorded in the condensed consolidated statements of operations and comprehensive (loss) income.

When a customer contract includes future trade-in rights, which are distinct performance obligations, the Company accounts for the customer contract by recognizing the revenue on the products transferred, deferring revenue allocated to the future product based on a relative standalone selling price, and an asset for the value of the trade-in product to be recovered from the customer upon delivery of the future product. The Company assesses and updates these estimates each reporting period, and updates to these estimates may result in either an increase or decrease in the amount of the future product liability and product return asset. The Company recognizes revenue allocated to the future product when the product has shipped or been delivered and control has transferred. As of June 30, 2020 and December 31, 2019, there were no future product liabilities or product return assets.

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

The Company’s property and equipment, net by location was as follows:

	June 30, 2020	December 31, 2019
United States	$23,464	$25,583
China	3,136	3,277
Australia	3,309	4,041
Other	2,394	3,009
Total property and equipment, net	$32,303	$35,910

17. Related Parties

Employment of Rongke Xie

Rongke Xie, who serves as Deputy General Manager of Guangzhou Casa Communication Technology LTD (“Casa China”), a subsidiary of the Company, is the sister of Lucy Xie, the Company’s Senior Vice President of Operations and a member of the Company’s board of directors. Casa China paid Rongke Xie $122 and $74 in total compensation in the six months ended June 30, 2020 and 2019, respectively, for her services as an employee.

In March 2020, February 2019 and June 2018, the Company granted to Rongke Xie 90, 8 and 5 RSUs, respectively, which vest over four annual periods. The grant-date fair value of the awards totaled $400, which will be recorded as stock-based compensation expense over the vesting period of the awards. During the three months ended June 30, 2020 and 2019, the Company recognized selling, general and administrative expenses of $24 and $13 related to these awards, and during the six months ended June 30, 2020 and 2019, the Company recognized selling, general and administrative expenses of $37 and $22 related to these awards.

18. Commitments and Contingencies

Operating Leases

The Company leases manufacturing, warehouse and office space in the United States, China, Hong Kong, Spain, Australia and the United Kingdom under non-cancelable operating leases that expire through 2023. The Company also has a lease in Ireland that expires in 2026, but provides the Company the right to terminate in 2021. Rent expense for the three months ended June 30, 2020 and 2019 was $806 and $373, respectively, and for the six months ended June 30, 2020 and 2019 was $1,563 and $700, respectively. Rent expense is recorded on a straight-line basis, and, as a result, as of June 30, 2020 and December 31, 2019, the Company had a deferred rent liability of $144 and $212, respectively, which is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2020 were as follows:

Year Ending December 31,
2020	$1,261
2021	1,454
2022	113
2023	5
2024	—
Thereafter	—
$2,833

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

As of June 30, 2020 and December 31, 2019, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities were recorded in its condensed consolidated financial statements.

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

No amounts have been accrued for any of the putative class action lawsuits referenced above as of June 30, 2020 as the Company does not believe the likelihood of a material loss is probable.  Although the ultimate outcome of these matters cannot be predicted with certainty, the resolution of any of these matters could have a material impact on the Company’s results of operations if a material loss becomes probable and estimable in a future period.

19. Subsequent Events

Mortgage Loan

On July 1, 2020, the Company’s mortgage loan matured and the remaining principal of $6,483 together with interest of $19, was paid in full. To fund this repayment, the Company drew down on its revolving credit facility under its term loan agreement in the amount of $6,500. This draw down does not constitute an event of default under the terms of the underlying agreement.  As noted in Note 11, Debt, borrowings under the revolving credit facility mature on December 21, 2021 and the applicable margin for borrowings under the revolving credit facility is 1.75% per annum for Eurodollar rate loans. The interest rate on the outstanding borrowings as of July 1, 2020 was 2.12%, which was based on a six-month Eurodollar rate of 0.37% per annum plus the applicable margin of 1.75% per annum for Eurodollar rate loans.

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

Overview

Our solutions are conceived, designed, and built to enable our broadband service provider customers to offer high bandwidth data services to their subscribers, and help them as they transform their networks to meet the growing demand for bandwidth and the introduction of new services.  We offer converged solutions for next-generation centralized, distributed and virtualized architectures for cable broadband, fixed-line broadband and wireless networks. Our innovative products enable customers to cost-effectively and dynamically increase network speed, add bandwidth capacity and new services for consumers and enterprises, reduce network complexity and reduce operating and capital expenditures.

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

We offer scalable solutions that can meet the evolving bandwidth needs of our customers and their subscribers. Our first installation in a service provider’s network frequently involves deploying our broadband products in only a portion of the provider’s network and, for our cable products, with only a fraction of the capacity of our products enabled at the time of initial installation. Over time, our customers have generally expanded the use of our solutions to other areas of their networks to increase network capacity. Capacity expansions are accomplished either by deploying additional systems, line cards, or the sale of additional channels through the use of software. Sales of software-based capacity expansions generate higher gross margins than hardware-based deployments.

On July 1, 2019, we completed the acquisition of NetComm Wireless Limited, or NetComm, a global leader in the development of fixed wireless and distribution point broadband solutions. The combined company now offers a broad, highly competitive product portfolio for new 4G and 5G fixed wireless access products and customer premise equipment for vDSL2 and G.fast services for service providers.

COVID-19 Pandemic

The emergence of the coronavirus disease in 2019, or COVID-19, around the world, and particularly in the United States and China, and the accompanying responses of governments and businesses to the pandemic present various risks to us, not all of which we are able to fully evaluate or even to foresee at the current time. While the COVID-19 pandemic did not significantly adversely affect our financial results, business operations or liquidity in the quarter ended June 30, 2020, economic and health conditions in the United States and across most of the globe changed rapidly during, and are continuing to change after the end of the quarter.  Globally to date, all aspects of our business remain fully operational, our work from home contingency plans have been implemented and are operating successfully. The pandemic has resulted in increased demand for certain of our products, and resulting order volumes have created additional pressure on our supply chain. To date, while the increased demand has not resulted in any material delays to our production cycle, we continue to work with our supply chain and contract manufacturers in an effort to ensure continued availability of all anticipated inventory requirements. However, we cannot at this time predict whether, or to what extent, our efforts will be successful. Additionally, we saw decreases in certain operating expenses, such as travel and trade show expense, during the three months ended June 30, 2020 due to the COVID-19 pandemic that we cannot ensure will be maintained. We intend to continue to monitor our business very closely for any effects of COVID-19 for as long as necessary on an ongoing basis.

Due to the above circumstances and as described generally in this Form 10-Q, our results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.  Management cannot predict the full impact of the COVID-19 pandemic on our sales channels, supply chain, manufacturing and distribution, or on economic conditions generally, including the effects on our current and potential customers, who may curtail spending on investments in current and/or new technologies, delay new equipment evaluations and trials, and possibly delay payments based on liquidity concerns, all of which could have a material impact on our business in the future. Similarly, our supply chain and our contract manufacturers could be affected, which could cause disruptions to our ability to meet customer demand. Although we have not been materially impacted to date, we cannot predict the extent to which this may impact the future results of our operations. If COVID-19 were to cause such impacts in the future, there would likely be a material adverse impact on our financial results, liquidity and capital resource needs. The use of our revolving line of credit is currently restricted based on the financial covenants we are subject to, and COVID-19 has further created significant uncertainty within capital markets such that access to sufficient additional capital resources, if needed, may not be available. Thus, the ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and dependent upon future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Results of Operations

The following tables set forth our consolidated results of operations in dollar amounts and as percentage of total revenue for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Revenue:
Product	$72,128	$42,223	$145,886	$68,876
Service	11,222	9,878	21,087	18,711
Total revenue	83,350	52,101	166,973	87,587
Cost of revenue(1):
Product	39,011	10,976	78,655	20,405
Service	1,209	1,820	2,535	3,380
Total cost of revenue	40,220	12,796	81,190	23,785
Gross profit	43,130	39,305	85,783	63,802
Operating expenses:
Research and development(1)	20,688	18,260	41,899	36,665
Selling, general and administrative(1)	21,110	17,302	46,101	37,495
Total operating expenses	41,798	35,562	88,000	74,160
Income (loss) from operations	1,332	3,743	(2,217)	(10,358)
Other income (expense), net	(3,473)	(3,010)	(7,481)	(6,418)
(Loss) income before provision for (benefit from) income taxes	(2,141)	733	(9,698)	(16,776)
Provision for (benefit from) income taxes	887	(558)	(7,832)	(2,728)
Net (loss) income	$(3,028)	$1,291	$(1,866)	$(14,048)

(1)

Includes stock-based compensation expense related to stock options, stock appreciation rights, restricted stock units and performance-based stock units granted to employees, directors and non-employee consultants as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Cost of revenue	$39	$53	$70	$124
Research and development expense	650	502	1,087	643
Selling, general and administrative expense	2,890	2,104	4,859	3,792
Total stock-based compensation expense	$3,579	$2,659	$6,016	$4,559

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(as a percentage of total revenue)
Revenue:
Product	86.5%	81.0%	87.4%	78.6%
Service	13.5	19.0	12.6	21.4
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	46.8	21.1	47.1	23.3
Service	1.5	3.5	1.5	3.9
Total cost of revenue	48.3	24.6	48.6	27.2
Gross profit	51.7	75.4	51.4	72.8
Operating expenses:
Research and development	24.8	35.0	25.1	41.9
Selling, general and administrative	25.3	33.2	27.6	42.8
Total operating expenses	50.1	68.3	52.7	84.7
Income (loss) from operations	1.6	7.2	(1.3)	(11.8)
Other income (expense), net	(4.2)	(5.8)	(4.5)	(7.3)
(Loss) income before provision for (benefit from) income taxes	(2.6)	1.4	(5.8)	(19.2)
Provision for (benefit from) income taxes	1.1	(1.1)	(4.7)	(3.1)
Net (loss) income	(3.6)%	2.5%	(1.1)%	(16.0)%

Percentages in the table above are based on actual values. As a result, some totals may not sum due to rounding.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

	Three Months Ended June 30,
	2020		2019		Change
	Amount	% of Total	Amount	% of Total	Amount	%
	(dollars in thousands)
Revenue:
Product	$72,128	86.5%	$42,223	81.0%	$29,905	70.8%
Service	11,222	13.5%	9,878	19.0%	1,344	13.6%
Total revenue	$83,350	100.0%	$52,101	100.0%	$31,249	60.0%
Revenue by geographic region:
North America	$33,578	40.3%	$23,470	45.1%	$10,108	43.1%
Europe, Middle East and Africa	7,350	8.8%	13,306	25.5%	(5,956)	(44.8)%
Asia-Pacific	36,640	44.0%	7,840	15.0%	28,800	367.3%
Latin America	5,782	6.9%	7,485	14.4%	(1,703)	(22.8)%
Total revenue	$83,350	100.0%	$52,101	100.0%	$31,249	60.0%

	Three Months Ended June 30,
	2020	2019
Product revenue:
Wireless	$15,510	$1,426
Fixed telecom	23,819	1
Cable	32,799	40,796
Total product revenue	72,128	42,223
Service revenue	11,222	9,878
Total revenue	$83,350	$52,101

The increase in product revenue was primarily due to the completion of the NetComm acquisition effective July 1, 2019, which contributed $37.4 million of revenue for the three months ended June 30, 2020, including $23.8 million and $13.2 million in Fixed telecom and Wireless revenues, respectively, partially offset by decreased cable revenue.

The increase in service revenue was primarily due to an increase in support renewal attach rates as well as lower discounts.

The increase in revenue in the Asia-Pacific region is primarily due to the NetComm acquisition effective July 1, 2019.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$39,011	$10,976	$28,035	255.4%
Service	1,209	1,820	(611)	(33.6)%
Total cost of revenue	$40,220	$12,796	$27,424	214.3%

	Three Months Ended June 30,
	2020		2019		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin (bps)
	(dollars in thousands)
Gross profit:
Product	$33,117	45.9%	$31,247	74.0%	$1,870	(2,810)
Service	10,013	89.2%	8,058	81.6%	1,955	760
Total gross profit	$43,130	51.7%	$39,305	75.4%	$3,825	(2,370)

The decrease in product gross margin percentage was primarily due to the acquisition of NetComm, which sells hardware-based products that provide lower gross margins than our historical product offerings.

The increase in service gross margin was due to a decrease in subcontracted installation, integration and resident engineering professional services rendered in the quarter as well as lower discounts.

Research and Development

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Research and development	$20,688	$18,260	$2,428	13.3%
Percentage of revenue	24.8%	35.0%

The increase in research and development expense was primarily due to the acquisition of NetComm, including a $1.5 million increase in personnel-related costs and a $0.8 million increase in purchases of research and development materials.

Selling, General and Administrative

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Selling, general and administrative	$21,110	$17,302	$3,808	22.0%
Percentage of revenue	25.3%	33.2%

The increase in selling, general and administrative expense was primarily driven by the acquisition of NetComm including increases in personnel-related costs of $1.4 million, facilities costs of $0.5 million and depreciation and amortization expense of $1.2 million. In addition, there was a $0.7 million increase in professional services related to our audit and tax consulting services and a $0.4 million increase in partner commissions due to increased sales volume. These increases were partially offset by a $0.6 million decrease in transaction costs associated with the acquisition of NetComm on July 1, 2019 incurred during the three months ended June 30, 2019.

Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Other income (expense), net	$(3,473)	$(3,010)	$(463)	15.4%
Percentage of revenue	(4.2)%	(5.8)%

The change in other income (expense), net was primarily due to a $1.3 million decrease in interest income due to a decrease in our portfolio of cash equivalents balances following our acquisition of NetComm on July 1, 2019, partially offset by a $0.9 million decrease in interest expense due to decreases in both the outstanding principal balance and the interest rate on our term loan facility.

Provision for (benefit from) Income Taxes

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$887	$(558)	$1,445	(259.0)%
Effective tax rate	(41.4)%	(76.1)%

The change in income taxes for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to geographical mix of profits as well as a full valuation allowance against the deferred tax assets in the United States.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

	Six Months Ended June 30,
	2020		2019		Change
	Amount	% of Total	Amount	% of Total	Amount	%
	(dollars in thousands)
Revenue:
Product	$145,886	87.4%	$68,876	78.6%	$77,010	111.8%
Service	21,087	12.6%	18,711	21.4%	2,376	12.7%
Total revenue	$166,973	100.0%	$87,587	100.0%	$79,386	90.6%
Revenue by geographic region:
North America	$67,531	40.5%	$41,899	47.9%	$25,632	61.2%
Europe, Middle East and Africa	21,446	12.8%	20,674	23.6%	772	3.7%
Asia-Pacific	69,829	41.8%	12,564	14.3%	57,265	455.8%
Latin America	8,167	4.9%	12,450	14.2%	(4,283)	(34.4)%
Total revenue	$166,973	100.0%	$87,587	100.0%	$79,386	90.6%

	Six Months Ended June 30,
	2020	2019
Product revenue:
Wireless	$36,167	$1,654
Fixed telecom	41,751	45
Cable	67,968	67,177
Total product revenue	145,886	68,876
Service revenue	21,087	18,711
Total revenue	$166,973	$87,587

The increase in product revenue was primarily due to the completion of the NetComm acquisition effective July 1, 2019, which contributed $66.6 million of revenue for the six months ended June 30, 2020, including $41.8 million and $24.8 million in Fixed telecom and Wireless revenues, respectively. In addition, the six months ended June 30, 2020 included higher revenues from our Cable, Fixed telecom and Wireless products to existing customers.

The increase in service revenue was primarily due to an increase in support renewal attach rates as well as lower discounts.

The increase in revenue in the Asia-Pacific region is primarily due to the NetComm acquisition effective July 1, 2019.

Cost of Revenue and Gross Profit

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$78,655	$20,405	$58,250	285.5%
Service	2,535	3,380	(845)	(25.0)%
Total cost of revenue	$81,190	$23,785	$57,405	241.3%

	Six Months Ended June 30,
	2020		2019		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin (bps)
	(dollars in thousands)
Gross profit:
Product	$67,231	46.1%	$48,471	70.4%	$18,760	(2,430)
Service	18,552	88.0%	15,331	81.9%	3,221	610
Total gross profit	$85,783	51.4%	$63,802	72.8%	$21,981	(2,140)

The decrease in product gross margin percentage was primarily due to the acquisition of NetComm, which sells hardware-based products that provide lower gross margins than our historical product offerings.

The increase in service gross margin was due to a decrease in subcontracted installation, integration and resident engineering professional services rendered in the six months ended June 30, 2020 as well as lower discounts.

Research and Development

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Research and development	$41,899	$36,665	$5,234	14.3%
Percentage of revenue	25.1%	41.9%

The increase in research and development expense was primarily due to the acquisition of NetComm, including a $3.9 million increase in personnel-related costs and a $0.8 million increase in purchases of research and development materials.  There was also an increase of $0.4 million in professional services spending during the six months ended June 30, 2020.

Selling, General and Administrative

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Selling, general and administrative	$46,101	$37,495	$8,606	23.0%
Percentage of revenue	27.6%	42.8%

The increase in selling, general and administrative expense was primarily due to a $2.6 million increase in professional services related to our audit and tax consulting services, a $2.4 million increase in partner commissions due to increased sales volume, and increases in other costs primarily driven by the acquisition of NetComm including increases in personnel-related costs of $2.8 million, increased facilities costs of $0.9 million and depreciation and amortization expense of $2.9 million. These increases were partially offset by a $1.2 million decrease in bad debt expense due to a customer that filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in 2019, as well as a $1.4 million decrease in transaction costs associated with the acquisition of NetComm on July 1, 2019 and a $0.9 million decrease in trade show expenses related to cancellations due to COVID-19.

Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Other income (expense), net	$(7,481)	$(6,418)	$(1,063)	16.6%
Percentage of revenue	(4.5)%	(7.3)%

The change in other income (expense), net was primarily due to a $2.5 million decrease in interest income due to a decrease in our portfolio of cash equivalents balances following our acquisition of NetComm on July 1, 2019, partially offset by a $1.5 million decrease in interest expense due to decreases in both the outstanding principal balance and the interest rate on our term loan facility.

Benefit from Income Taxes

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Benefit from income taxes	$(7,832)	$(2,728)	$(5,104)	187.1%
Effective tax rate	80.8%	16.3%

The change in the benefit from income taxes for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to the pre-tax net loss for the six months ended June 30, 2020 of $9.7 million, coupled with the recognition of the benefit of $9.3 million from the Coronavirus Aid, Relief, and Economic Security Act provisions concerning net operating loss carrybacks, compared to the pre-tax net loss for the six months ended June 30, 2019 of $16.8 million.

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

The following tables set forth our cash and cash equivalents and working capital as of June 30, 2020 and December 31, 2019 and our cash flows for the six months ended June 30, 2020 and 2019:

	June 30, 2020	December 31, 2019
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$149,148	$113,638
Working capital	219,862	213,977

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Consolidated Cash Flow Data:
Net cash provided by (used in) operating activities	$43,936	$(31,120)
Net cash used in investing activities	(2,717)	(3,764)
Net cash used in financing activities	(5,386)	(2,582)

As of June 30, 2020, we had cash and cash equivalents of $149.1 million and net accounts receivable of $53.2 million. We maintain a $25.0 million revolving credit facility, under which $23.7 million was available and $1.3 million of availability was used as collateral for two stand-by letters of credit as of June 30, 2020. However, based on the financial covenants described under the heading “Term Loan and Revolving Credit Facilities,” we are effectively, partially restricted from utilizing the revolving credit facility.

Of our total cash and cash equivalents of $149.1 million as of June 30, 2020, $106.7 million was held by our foreign subsidiaries. The Tax Cuts and Jobs Act, or TCJA, established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. As of June 30, 2020, we had $26.5 million of undistributed earnings in China that are not indefinitely reinvested. The remaining unremitted earnings of our foreign subsidiaries are either indefinitely reinvested or could be remitted with an immaterial tax cost.

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

During the six months ended June 30, 2020, cash provided by operating activities was $43.9 million, primarily resulting from our net loss of $1.9 million, net cash provided by changes in our operating assets and liabilities of $29.8 million and net non-cash adjustments of $16.0 million. The net cash provided by changes in our operating assets and liabilities during the six months ended June 30, 2020 was primarily due to a $40.4 million decrease in accounts receivable due to collections during the period and a $6.2 million decrease in inventory due to sales of inventory on hand. These sources of cash were partially offset by an $7.6 million increase in prepaid income taxes due primarily to a tax refund receivable from carryback of net operating loss deductions that became permitted upon the enactment of the CARES Act during the three months ended June 30, 2020; a $2.5 million decrease in accrued expenses primarily attributable to the timing of personnel-related bonus payments; an $8.4 million decrease in deferred revenue due to the timing of revenue recognition; and a $1.0 million decrease in accrued income taxes.

During the six months ended June 30, 2019, cash used in operating activities was $31.1 million, primarily resulting from our net loss of $14.0 million and net cash used in changes in our operating assets and liabilities of $21.1 million, partially offset by net non-cash adjustments of $4.1 million. The net cash used in changes in our operating assets and liabilities during the six months ended June 30, 2019 was primarily due to a $23.1 million increase in inventory due to anticipated growth in our business; an $5.4 million decrease in deferred revenue due to the timing of revenue recognition; a $7.9 million decrease in accounts payable due to the timing of vendor payments; a $6.4 million decrease in accrued expenses primarily attributable to the timing of personnel-related bonus payments; and a $1.9 million increase in prepaid expenses and other assets mainly related to renewals of insurance contracts. These sources of cash were partially offset by a $24.2 million decrease in accounts receivable due to collections during the period.

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

Net cash used in investing activities during the six months ended June 30, 2020 and 2019 was $2.7 million and $3.8 million, respectively, consisting of purchases of property and equipment.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2020 was $5.4 million, consisting of repurchases of common stock of $3.0 million; employee taxes paid related to net share settlement of equity awards of $0.5 million; dividend and equitable adjustment payments of $0.6 million; and debt principal repayments of $1.7 million. These payments were partially offset by proceeds from the exercise of stock options of $0.4 million.

Net cash used in financing activities during the six months ended June 30, 2019 was $2.6 million and consisted of employee taxes paid related to net share settlement of equity awards of $1.0 million, dividend and equitable adjustment payments of $2.1 million and debt principal repayments of $1.7 million, partially offset by proceeds from the exercise of stock options of $2.2 million.

Commercial Mortgage Loan

In July 2015, we entered into an $8.0 million commercial mortgage loan agreement, which matured on July 1, 2020. On July 1, 2020, we paid in full the remaining $6.5 million in unpaid principal and accrued interest under the mortgage loan with funds drawn upon our revolving credit facility. The annual interest rate on the loan was 3.5%, and the loan was repayable in 60 monthly installments of principal and interest based on a 20-year amortization schedule. The loan was secured by the land and building, which are our corporate offices, purchased in March 2015, and contained annual affirmative, negative and financial covenants, including maintenance of a minimum debt service ratio. The covenants were measured annually and we were in compliance with all the covenants of the mortgage loan as of December 31, 2019. As of June 30, 2020 and December 31, 2019, the outstanding principal amount under the mortgage loan was $6.5 million and $6.6 million, respectively. See Note 19, Subsequent Events.

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

As of June 30, 2020 and December 31, 2019, we had borrowings of $289.5 million and $291.0 million, respectively, outstanding under the term loan facility and we did not have any outstanding borrowings under the revolving credit facility; however, we had used $1.3 million under the revolving credit facility for two stand-by letters of credit, one which serves as collateral to one of our customers pursuant to a contractual obligations and one which is used as collateral for operating leases in Australia. In addition, we may, subject to certain conditions, including the consent of the administrative agent and the institutions providing such increases, increase the facilities by an unlimited amount so long as we are in compliance with specified leverage ratios, or otherwise by up to $70.0 million.

To fund the repayment of our commercial mortgage loan, we drew down on our revolving credit facility under our term loan agreement in the amount of $6.5 million. See Note 19, Subsequent Events.

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

For Eurodollar rate loans, we may select interest periods of one, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. We have the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at our option, subject, in the case of Eurodollar rate loans, to breakage costs if the conversion is effected prior to the end of the applicable interest period. As of June 30, 2020, the interest rate on the term loans was 5.00% per annum, which was based on a six-month Eurodollar rate at the applicable floor of 1.00% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. As of December 31, 2019, the interest rate on our borrowings under the term loan facility was 5.80% per annum, which was based on a one-month Eurodollar rate of 1.80% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans.

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

The facilities are secured by, among other things, a first priority security interest, subject to permitted liens, in substantially all of our assets and all of the assets of certain of our subsidiaries and a pledge of certain of the stock of certain of our subsidiaries, in each case subject to specified exceptions. The facilities contain customary affirmative and negative covenants, including certain restrictions on our ability to pay dividends, and, with respect only to the revolving credit facility, a financial covenant requiring us to maintain a specified total net leverage ratio, in the event that on the last day of any fiscal quarter, we have utilized more than 30% of our borrowing capacity under the revolving credit facility (subject to certain exceptions). The term loan facility contains a cross-default provision, whereby, if repayment of borrowings under the revolving credit facility are accelerated due to a default of the net leverage ratio covenant, repayment of the outstanding term loan balance could also be accelerated. Because the financial covenant under the revolving credit facility only applies if outstanding utilization thereunder exceed 30% of the total borrowing capacity on the last day of each fiscal quarter, this cross-default provision has the effect of limiting our ability to utilize more than 30% of our total borrowing capacity under the revolving credit facility of $25.0 million if both our net leverage ratio exceeds the maximum permitted by the agreement and we would not otherwise be able to reduce our outstanding utilization of the revolving credit facility to below the 30% testing threshold prior to the last day of any quarter. Our net leverage ratio exceeded the maximum on June 30, 2020 and December 31, 2019; however, as our utilization of the revolving credit facility did not exceed the 30% testing threshold on June 30, 2020 and December 31, 2019, we were not in default of the revolving credit facility as a result of our net leverage ratio exceeding the maximum permitted amount. We were in compliance with all other applicable covenants of the facilities as of June 30, 2020 and December 31, 2019. We do not expect to require the use of the revolving credit facility to fund operations during the next 12 months.

Stock Repurchase Program

On February 21, 2019, we announced a stock repurchase program under which we were authorized to repurchase up to $75.0 million of our common stock. During the six months ended June 30, 2020, we repurchased approximately 1.2 million shares for a total cost of approximately $3.0 million. During the six months ended June 30, 2019, we did not repurchase any shares. As of June 30, 2020, approximately $70.2 million remained authorized for repurchases of our common stock under the stock repurchase program. The stock repurchase program has no expiration date and does not require us to purchase a minimum number of shares, and we may suspend, modify or discontinue the stock repurchase program at any time without prior notice.

Contractual Obligations and Commitments

Our material contractual obligations include our term loan facility, revolving credit facility, commercial mortgage loan, operating leases and purchase agreements with our contract manufacturers and suppliers. Except as discussed above regarding our repayment of the commercial mortgage loan, there have been no material changes to our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

Foreign Currency Exchange Risk

We have accounts receivables denominated in foreign currencies, and our operations outside of the United States incur their operating expenses in foreign currencies. To date, the majority of our product sales and inventory purchases have been denominated in U.S. dollars. For our subsidiaries in Ireland and Australia, the U.S. dollar is the functional currency. For each of our other foreign subsidiaries, the functional currency is the local currency. During the six months ended June 30, 2020 and 2019, we incurred foreign currency transaction gains of $0.7 million and $0.4 million, respectively, primarily related to unrealized and realized foreign currency gains for accounts receivable denominated in foreign currencies and operating expenses that are denominated in local currencies. These foreign currency transaction losses were recorded as a component of other income (expense), net in our condensed consolidated statements of operations and comprehensive (loss) income. We believe that a 10% change in the exchange rate between the U.S. dollar and Euro would not materially impact our operating results or financial position.

Our foreign currency risk management strategy is principally designed to mitigate the potential financial impact of changes in the value of transactions and balances denominated in foreign currencies resulting from changes in foreign currency exchange rates. We enter into cash flow hedges, which utilize foreign currency forward contracts to hedge specific forecasted transactions of our foreign subsidiaries with the goal of protecting our budgeted revenues and expenses against foreign currency exchange rate changes compared to our budgeted rates. During the three months ended June 30, 2020, we settled one cash flow hedge which was used to hedge specific operating cash flows denominated in Australian dollars. As of June 30, 2020, we had one outstanding cash flow hedge contract that matures in the third quarter of 2020, which will be used to hedge specific operating cash flows denominated in Australian dollars.

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

Interest Rate Sensitivity

Our cash and cash equivalents as of June 30, 2020 and December 31, 2019 consisted of cash maintained in FDIC-insured operating accounts as well as investments in money market mutual funds and certificates of deposit. We also have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk for our cash equivalents is interest income sensitivity, which is primarily affected by changes in the general level of U.S. interest rates. However, we do not believe a sudden change in the interest rates for our cash equivalents would have a material impact on our financial condition, results of operations or cash flows.

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

As of June 30, 2020, we had borrowings of $289.5 million outstanding under the term loan facility, bearing interest at a rate of 5.00% per annum, which was based on a six-month Eurodollar rate at the applicable floor of 1.00% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. Changes in interest rates could cause interest charges on our term loan facility to fluctuate. Based on the amount of borrowings outstanding as of June 30, 2020, an increase of 10% in the one-month Eurodollar rate as of June 30, 2020 would cause pre-tax decreases to our earnings and cash flows of approximately $0.3 million per year, assuming that such rate was to remain in effect for a year. Any decrease in the one-month Eurodollar rate as of June 30, 2020 would have no impact on our earnings and cash flows, as the interest rate in effect at June 30, 2020 was at the applicable floor of 1.00% per annum.

As of June 30, 2020, we were not exposed to interest rate risk under the revolving credit facility as a result of having no outstanding borrowings under the facility.

On July 1, 2020, we drew down on our revolving credit facility under our term loan agreement in the amount of $6.5 million. As noted in Note 11, Debt, borrowings under the revolving credit facility mature on December 21, 2021 and the applicable margin for borrowings under the revolving credit facility is 1.75% per annum for Eurodollar rate loans. The interest rate on the outstanding borrowings as of July 1, 2020 was 2.12%, which was based on a six-month Eurodollar rate of 0.37% per annum plus the applicable margin of 1.75% per annum for Eurodollar rate loans.  An increase of 10% in the one-month Eurodollar rate would result in a pre-tax decrease to our earnings and cash flows of less than $0.1 million per year, assuming that such rate was to remain in effect for a year.  A decrease of 10% in the one-month Eurodollar rate would result in a pre-tax increase to our earnings and cash flows of less than $0.1 million per year, assuming that such rate was to remain in effect for a year.

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

No amounts have been accrued for any of the putative class action lawsuits referenced above as of June 30, 2020, as we do not believe the likelihood of a material loss is probable.  Although the ultimate outcome of these matters cannot be predicted with certainty, the resolution of any of these matters could have a material impact on our results of operations if a material loss becomes probable and estimable in a future period.

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

The emergence of the coronavirus disease in 2019, or COVID-19, around the world, and particularly in the United States and China, and the accompanying responses of governments and businesses to the pandemic present various risks to us, not all of which we are able to fully evaluate or even to foresee at the current time. While the COVID-19 pandemic did not materially adversely affect our financial results, business operations or liquidity in the quarter and six months ended June 30, 2020, economic and health conditions in the United States and across most of the globe changed rapidly during, and are continuing to change after the end of the quarter.  Globally to date, all aspects of our business remain fully operational, our work from home contingency plans have been implemented and are operating successfully, and we are working with our supply chain and contract manufacturers to ensure continued availability of all anticipated inventory requirements.  We intend to continue to monitor our business very closely for any effects of COVID-19 for as long as necessary on an ongoing basis.

Due to the above circumstances and as described generally in this Form 10-Q, our results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.  Management cannot predict the full impact of the COVID-19 pandemic on our sales channels, supply chain, manufacturing and distribution, or on economic conditions generally, including the effects on our current and potential customers, who may curtail spending on investments in current and/or new technologies, delay new equipment evaluations and trials, and possibly delay payments based on liquidity concerns, all of which could have a material impact on our business in the future. Similarly, our supply chain and our contract manufacturers could be affected, which could cause disruptions to our ability to meet customer demand. For example, while we experienced increased order volumes for certain of our products during the three months ended June 30, 2020, we are beginning to see potential delays in the supply chain that may impact future delivery schedules. If COVID-19 were to cause such impacts in the future, there could likely be a material adverse impact on our financial results, liquidity and capital resource needs. The use of our revolving line of credit is currently restricted based on the financial covenants we are subject to, and Covid-19 has further created significant uncertainty within capital markets such that access to sufficient additional capital resources, if needed, may not be available. This uncertainty makes it challenging for management to estimate the future performance of our businesses, particularly over the near to medium term. However, the impact of COVID-19 could have a material adverse impact on our results of operations over the near to medium term.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On December 14, 2017, the Securities and Exchange Commission, or the SEC, declared our registration statement on Form S-1 (File No. 333-221658) for our initial public offering effective. The net offering proceeds to us from the offering, after deducting underwriting discounts of $6.3 million and offering expenses payable by us totaling $4.1 million, were approximately $79.3 million. No offering discounts, commissions or expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 15, 2017 pursuant to Rule 424(b)(4). As of June 30, 2020, we had not used any of the net offering proceeds and we have invested the proceeds into an investment portfolio with the primary objective of preserving principal and providing liquidity without significantly increasing risk

Stock Repurchase Program

The following table sets forth information with respect to repurchases of shares of our common stock during the three-month period ended June 30, 2020:

Casa Systems, Inc. Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)		(In thousands)	(In thousands)
April 1 - April 30, 2020	11	$3.00	11	$70,208
May 1 - May 31, 2020	—	$—	—	$70,208
June 1 - June 30, 2020	—	$—	—	$70,208

(1)	The calculation of average price included above excludes the cost of commissions.

(2)

On February 21, 2019, we announced that our board of directors authorized the repurchase of up to $75.0 million of our common stock under a stock repurchase program. From inception through June 30, 2020, we repurchased approximately 1.7 million shares under the program. The stock repurchase program has no expiration date and does not require us to purchase a minimum number of shares. We may suspend, modify or discontinue the stock repurchase program at any time without prior notice.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description

2.1

Deed, dated as of February 21, 2019, between Casa Systems, Inc. and NetComm Wireless Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38324) filed on February 21, 2019)

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38324) filed on December 19, 2017)

3.2	By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38324) filed on December 19, 2017)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASA SYSTEMS, INC.

Date: July 31, 2020	By:	/s/ Jerry Guo
Jerry Guo
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: July 31, 2020	By:	/s/ Scott Bruckner
Scott Bruckner
Interim Chief Financial Officer (Principal Financial Officer)