Form 10-Q
period 2020-09-30
Casa Systems Inc
filed 2020-10-29
CIK 1333835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 23, 2020, the registrant had 83,524,202 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$156,191	$113,638
Accounts receivable, net of provision for doubtful accounts of $38 and $20 as of September 30, 2020 and December 31, 2019, respectively	65,968	93,100
Inventory	98,482	93,604
Prepaid expenses and other current assets	3,738	4,884
Prepaid income taxes	12,980	3,217
Total current assets	337,359	308,443
Property and equipment, net	31,081	35,910
Accounts receivable, net of current portion	156	575
Deferred tax assets	1,168	69
Goodwill	50,177	50,347
Intangible assets, net	36,869	41,148
Other assets	5,954	7,820
Total assets	$462,764	$444,312
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,763	$25,890
Accrued expenses and other current liabilities	34,368	34,567
Accrued income taxes	5,158	—
Deferred revenue	22,771	25,485
Current portion of long-term debt, net of unamortized debt issuance costs	1,893	8,524
Total current liabilities	102,953	94,466
Accrued income taxes, net of current portion	9,683	12,381
Deferred tax liabilities	8,259	8,993
Deferred revenue, net of current portion	3,326	4,583
Long-term debt, net of current portion and unamortized debt issuance costs	289,831	284,756
Other liabilities, net of current portion	834	569
Total liabilities	414,886	405,748
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized as of September 30, 2020 and December 31, 2019; no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 500,000 shares authorized as of September 30, 2020 and December 31, 2019; 85,246 and 84,828 shares issued as of September 30, 2020 and December 31, 2019, respectively; 83,524 and 84,333 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	85	84
Treasury stock, at cost; 1,722 and 495 shares at September 30, 2020 and December 31, 2019, respectively	(4,826)	(1,795)
Additional paid-in capital	179,382	169,561
Accumulated other comprehensive loss	(1,306)	(2,222)
Accumulated deficit	(125,457)	(127,064)
Total stockholders’ equity	47,878	38,564
Total liabilities and stockholders’ equity	$462,764	$444,312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Product	$93,741	$71,319	$239,627	$140,196
Service	12,006	10,497	33,093	29,208
Total revenue	105,747	81,816	272,720	169,404
Cost of revenue:
Product	51,947	40,578	130,602	60,983
Service	1,206	2,024	3,741	5,404
Total cost of revenue	53,153	42,602	134,343	66,387
Gross profit	52,594	39,214	138,377	103,017
Operating expenses:
Research and development	21,823	24,158	63,722	60,823
Selling, general and administrative	21,630	23,823	67,731	61,318
Total operating expenses	43,453	47,981	131,453	122,141
Income (loss) from operations	9,141	(8,767)	6,924	(19,124)
Other income (expense):
Interest income	170	660	847	3,882
Interest expense	(3,771)	(5,240)	(12,706)	(15,662)
(Loss) gain on foreign currency, net	(6)	(869)	674	(458)
Other income, net	338	106	435	477
Total other income (expense), net	(3,269)	(5,343)	(10,750)	(11,761)
Income (loss) before provision for (benefit from) income taxes	5,872	(14,110)	(3,826)	(30,885)
Provision for (benefit from) income taxes	2,399	(5,612)	(5,433)	(8,339)
Net income (loss)	3,473	(8,498)	1,607	(22,546)
Other comprehensive income (loss)—foreign currency translation adjustment, net of tax	1,334	(1,180)	916	(1,113)
Other comprehensive income (loss)—gain on foreign currency hedge, net of tax	(527)	—	—	—
Comprehensive income (loss)	$4,280	$(9,678)	$2,523	$(23,659)
Net income (loss) attributable to common stockholders:
Basic and diluted	$3,473	$(8,498)	$1,607	$(22,546)
Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$(0.10)	$0.02	$(0.27)
Diluted	$0.04	$(0.10)	$0.02	$(0.27)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	83,302	84,068	83,437	83,761
Diluted	85,466	84,068	85,370	83,761

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2020	84,856	$85	1,722	$(4,826)	$175,496	$(2,113)	$(128,930)	$39,712
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	389	—	—	—	390	—	—	390
Cash flow hedges	—	—	—	—	—	(527)	—	(527)
Foreign currency translation adjustment	—	—	—	—	—	1,334	—	1,334
Stock-based compensation	—	—	—	—	3,496	—	—	3,496
Net income	—	—	—	—	—	—	3,473	3,473
Balances at September 30, 2020	85,245	$85	1,722	$(4,826)	$179,382	$(1,306)	$(125,457)	$47,878

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at January 1, 2020	84,333	$84	495	$(1,795)	$169,561	$(2,222)	$(127,064)	$38,564
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	912	1	—	—	316	—	—	317
Foreign currency translation adjustment	—	—	—	—	—	916	—	916
Repurchases of treasury shares	—	—	1,227	(3,031)	—	—	—	(3,031)
Stock-based compensation	—	—	—	—	9,505	—	—	9,505
Net income	—	—	—	—	—	—	1,607	1,607
Balances at September 30, 2020	85,245	$85	1,722	$(4,826)	$179,382	$(1,306)	$(125,457)	$47,878

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

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows provided by (used in) operating activities:
Net income (loss)	$1,607	$(22,546)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,660	9,903
Stock-based compensation	9,498	7,450
Deferred income taxes	(1,834)	(14,894)
Increase in provision for doubtful accounts	18	510
Change in provision for excess and obsolete inventory	1,290	(826)
Gain on disposal of assets	11	—
Changes in operating assets and liabilities:
Accounts receivable	27,537	33,533
Inventory	(6,617)	(25,427)
Prepaid expenses and other assets	3,004	(1,505)
Prepaid income taxes	(9,763)	—
Accounts payable	13,764	(5,557)
Accrued expenses and other current liabilities	973	(10,346)
Accrued income taxes	2,467	2,518
Deferred revenue	(3,971)	(5,883)
Net cash provided by (used in) operating activities	51,644	(33,070)
Cash flows used in investing activities:
Purchases of property and equipment	(4,102)	(6,725)
Acquisition of a business, net of cash acquired	—	(109,431)
Net cash used in investing activities	(4,102)	(116,156)
Cash flows used in financing activities:
Principal repayments of debt	(8,893)	(5,992)
Borrowings on revolving credit facility	6,500	—
Proceeds from exercise of stock options	957	2,478
Employee taxes paid related to net share settlement of equity awards	(639)	(1,009)
Payments of dividends and equitable adjustments	(661)	(2,375)
Repurchases of treasury stock	(3,031)	—
Net cash used in financing activities	(5,767)	(6,898)
Effect of exchange rate changes on cash and cash equivalents	763	(900)
Net increase (decrease) in cash, cash equivalents and restricted cash	42,538	(157,024)
Cash, cash equivalents and restricted cash at beginning of period	114,657	281,606
Cash, cash equivalents and restricted cash at end of period (1)	$157,195	$124,582
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,226	$14,467
Cash paid for income taxes	$2,306	$3,044
Supplemental disclosures of non-cash operating, investing and financing activities:
Purchases of property and equipment included in accounts payable	$673	$511
Unpaid equitable adjustments included in accrued expenses and other current liabilities	$85	$961
Release of customer incentives included in accounts receivable and accrued expenses and other current liabilities	$132	$5,604

(1)	See Note 2 of the accompanying notes for a reconciliation of the ending balance of cash, cash equivalents and restricted cash shown in these condensed consolidated statements of cash flows.

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

The Company offers physical, virtual and cloud-native 5G infrastructure and customer premise networking equipment for public and private high-speed data and multi-service communications networks. The Company’s core and edge convergence technology enables communications service providers and enterprises to cost-effectively and dynamically increase network speed, add bandwidth capacity and new services, reduce network complexity, and reduce operating and capital expenditures.

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

On July 1, 2019, the Company acquired 100% of the equity interests in NetComm Wireless Limited (“NetComm”) for cash consideration of $161,963 Australian dollars (“AUD”) ($112,674 United States dollars (“USD”)), based on an exchange rate of USD $0.700 per AUD $1.00 on July 1, 2019) and NetComm became a wholly-owned subsidiary of the Company (the “Acquisition”). NetComm is a global leader in the development of fixed wireless and fiber-to-the-distribution-point broadband solutions, and with the Acquisition, the combined Company now offers a broad, highly competitive product portfolio for new 4G and 5G core, edge and customer premise equipment for public and private service provider and enterprise networks.

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the initial public offering, subject to specified conditions.  The JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company is required to adopt the new or revised standard at or prior to the time private companies are required to adopt the new or revised standard, provided that the Company continues to be an emerging growth company. The JOBS Act provides that the decision to take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable.

The accompanying condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019, the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 and the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 are unaudited. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2020 and 2019 are also unaudited. The accompanying condensed consolidated balance sheet as of December 31, 2019 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2020 (the “Annual Report on Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K. There have been no changes to the Company’s accounting policies from those disclosed in the Annual Report on Form 10-K that would have a material impact on the Company’s condensed consolidated financial statements.

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

Significant estimates and judgments relied upon by management in preparing these condensed consolidated financial statements include revenue recognition, provision for doubtful accounts, reserves for excess and obsolete inventory, valuation of inventory and deferred inventory costs, the expensing and capitalization of software-related research and development costs, amortization and depreciation periods, the recoverability of net deferred tax assets, valuations of uncertain tax positions, warranty allowances, the valuation of equity instruments and stock-based compensation expense.

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

The emergence of COVID-19 around the world, and particularly in the United States and China, presents various risks to the Company, not all of which the Company is able to fully evaluate or even to foresee at the current time, and could have a material effect upon the estimates and judgments relied upon by management in preparing these condensed consolidated financial statements. While the COVID-19 pandemic did not significantly adversely affect the Company’s financial results and business operations in the quarter ended September 30, 2020, economic and health conditions in the United States and across most of the globe changed rapidly during, and are continuing to change after the end of the quarter.  Globally, all aspects of the Company’s business remain fully operational.  However, increasing demand for certain of the Company’s products has increased pressure on its supply chain which could impact continued availability of inventory requirements.  The Company will continue to monitor its business very closely for any effects of COVID-19 for as long as necessary on an ongoing basis.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments maturing within three months from the date of purchase. As of September 30, 2020 and December 31, 2019, the Company’s cash and cash equivalents consisted of investments in certificates of deposit and money market mutual funds.

Restricted cash as of September 30, 2020 and December 31, 2019 consisted of a certificate of deposit of $1,004 and $1,019, respectively, pledged as collateral for a stand-by letter of credit required to support a contractual obligation.

The following table is a reconciliation of cash, cash equivalents and restricted cash included in the accompanying condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash included in the accompanying condensed consolidated statements of cash flows:

	September 30, 2020	September 30, 2019
Cash and cash equivalents	$156,191	$123,570
Restricted cash included in other assets	1,004	1,012
	$157,195	$124,582

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

Accounts receivable as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Current portion of accounts receivable, net:
Accounts receivable, net	$64,972	$91,273
Accounts receivable, extended payment terms	996	1,827
	65,968	93,100
Accounts receivable, net of current portion:
Accounts receivable, extended payment terms	156	575
	$66,124	$93,675

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

As of September 30, 2020 and December 31, 2019, the Company concluded that all amounts due under extended payment terms were collectible and no reserve for credit losses was recorded. During the nine months ended September 30, 2020 and 2019, the Company did not provide a reserve for credit losses and did not write off any uncollectible receivables due under extended payment terms.

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

Significant customers are those that represent 10% or more of revenue or accounts receivable and are set forth in the following tables:

	Revenue		Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Customer A	*	*	*	15%
Customer B	13%	11%	*	*
Customer D	*	13%	*	12%
Customer E	32%	20%	27%	*

	Accounts Receivable, Net
	September 30, 2020	December 31, 2019
Customer A	*	11%
Customer B	20%	*
Customer C	*	14%
Customer E	14%	*
Customer F	*	19%
Customer G	14%	*

*	Less than 10% of total

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

Goodwill and Acquired Intangible Assets

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. Goodwill has been recorded in connection with the acquisition of NetComm on July 1, 2019 (refer to Note 3).  The Company tests goodwill for impairment on an annual basis and between annual tests when impairment indicators are identified, and goodwill is written down when impaired.  As of September 30, 2020, the Company considered potential impairment indicators of goodwill and noted no indicators of impairment.

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

The Company's intangible assets subject to amortization are amortized using the straight-line method over their estimated useful lives, ranging from three to ten years. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company considered potential impairment indicators of acquired intangible assets at September 30, 2020 and noted no indicators of impairment.

Derivative Instruments

The Company has transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros and Australian dollars. The Company has historically entered into foreign exchange contracts to reduce its exposure to currency fluctuations. Historically, these transactions have not qualified for hedge accounting. However, in March 2020, the Company entered into two forward contracts, both of which were settled prior to September 30, 2020, to hedge against the impact of foreign currency fluctuations on certain forecasted operating expenses. These instruments qualified for hedge accounting as cash flow hedges, and were appropriately designated as such, thus permitting the application of special hedge accounting under ASC 815, Derivatives and Hedging, which states that changes in the market value of the hedging instrument are accounted for within stockholder’s equity as accumulated other comprehensive loss, until such time as the hedged cash flows take place. Upon utilization of the hedge instrument for the designated cash flows, the appropriate amounts are reclassified from accumulated other comprehensive loss to the relevant line items within the Statement of Operations for the period. For further information, please refer to Note 9, “Derivative Instruments”.

Impact of Recently Adopted Accounting Standards

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, Compensation – Stock Compensation (Topic 718) (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted ASU 2018-07 as of January 1, 2020 and such adoption did not have a material effect on its condensed consolidated financial statements.

Impact of Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Amendments to FASB Accounting Standards Codification (“ASU 2016-02”), which replaces the existing guidance for leases.  ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees.  In general, for lease arrangements exceeding a twelve-month term, the arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee.  Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases.  The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption.  This guidance will become effective for private companies, and emerging growth companies that choose to take advantage of the extended transition periods, for annual reporting periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company has begun planning for adoption by implementing a new lease accounting software and by working to establish additional changes to internal processes to comply with all requirements upon adoption.  The standard allows for, and the Company plans on using, a modified retrospective approach with comparatives under ASC 840, where entities would recognize a cumulative effect to retained earnings at the date of adoption without restating prior period balances or disclosure.  Management is continuing to assess the impact of ASU 2016-02 on the Company’s condensed consolidated financial statements and the accompanying notes thereto.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This guidance is intended to provide more decision-useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The main provisions include presenting financial assets measured at amortized cost at the amount expected to be collected, which is net of an allowance for expected credit losses, and recording credit losses related to available-for-sale securities through an allowance for credit losses. The effective dates for the amendments in ASU 2016-13 were updated in ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), and as such ASU 2016-13 will become effective for private companies, and emerging growth companies that choose to take advantage of the extended transition periods, for fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods, and must be applied using a modified retrospective approach. The Company is currently evaluating the impact ASU 2016-13 will have on its consolidated financial statements.

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

NetComm is a global leader in the development of fixed wireless and fiber-to-the-distribution-point broadband solutions. With the Acquisition, the combined Company now offers a broad, highly competitive product portfolio for new 4G and 5G fixed wireless access products and customer premise equipment for public and private service provider and enterprise networks. This factor contributed to a purchase price in excess of fair value of NetComm’s net tangible and intangible assets, leading to the recognition of goodwill.

The total purchase price was allocated to NetComm’s net tangible and intangible assets based upon their estimated fair values as of the date of Acquisition. NetComm’s cash and cash equivalents balance at the Acquisition date was $3,243; as such, total consideration net of cash acquired is $109,431. NetComm’s existing debt of approximately $3,507 as of the Acquisition date has been accounted for as an assumed liability. All contractual accounts receivable as of July 1, 2019, which totaled $18,142, have been collected as of September 30, 2020. Based upon the purchase price and the valuation, the allocation of the total purchase price is as follows:

Purchase Price Allocation
Assets acquired
Fair value of tangible assets:
Accounts receivable	$18,142
Inventory	24,138
Prepaid expenses and other current assets	2,240
Property and equipment	8,010
Deferred tax assets	365
Other assets	13
Goodwill	50,177
Identifiable intangible assets	44,000
Total assets acquired	$147,085
Liabilities assumed
Accounts payable	$(9,719)
Accrued expenses	(13,178)
Accrued income taxes	(140)
Deferred tax liabilities	(10,621)
Current portion of long-term debt	(3,507)
Other liabilities	(489)
Total liabilities assumed	$(37,654)
Net assets acquired	$109,431

The allocation of the purchase price and the estimated useful lives associated with certain assets is as follows:

	Amount	Estimated Useful Life
Net tangible assets	$15,254	—
Identifiable intangible assets:
Developed technology	25,000	7 years
Customer relationships	18,000	10 years
Trade name	1,000	3 years
Goodwill	50,177	—
Total purchase price	$109,431

Intangible assets of $44,000 have been allocated to identifiable intangible assets consisting of developed technology, amortized over seven years using a straight-line amortization method; customer relationships, amortized over ten years using a straight-line amortization method; and a trade name, amortized over three years using a straight-line amortization method. The weighted–average life of the identifiable intangible assets recognized from the Acquisition was 8.2 years.

The Acquisition accounting has resulted in goodwill of $50,177. Various factors contributed to the establishment of the goodwill, including: the strategic benefit of expanding the breadth of the Company’s product offerings; the value of NetComm’s highly trained work force; the expected revenue growth over time that is attributable to increased market penetration from future products and customers, and cross-selling by the sales force; and the synergies expected to result from reducing redundant infrastructure such as corporate costs and field operations. The goodwill acquired in the Acquisition is not deductible for tax purposes.

4. Goodwill and Intangible Assets

Intangible assets, net consisted of the following at September 30, 2020 and December 31, 2019:

	Cost	Accumulated Amortization	Net Balance
Developed Technology	$25,000	$(4,464)	$20,536
Customer Relationships	18,000	(2,250)	15,750
Trade Name	1,000	(417)	583
Totals as of September 30, 2020	$44,000	$(7,131)	$36,869

	Cost	Accumulated Amortization	Net Balance
Developed Technology	$25,000	$(1,786)	$23,214
Customer Relationships	18,000	(900)	17,100
Trade Name	1,000	(166)	834
Totals as of December 31, 2019	$44,000	$(2,852)	$41,148

As of September 30, 2020, amortization expense on existing intangible assets for the next five years and beyond is as follows:

Year Ending December 31,
2020	$1,426
2021	5,704
2022	5,538
2023	5,371
2024	5,371
Thereafter	13,459
$36,869

A summary of amortization expense recorded during the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product cost of revenue	$893	$893	$2,679	$893
Selling, general and administrative	533	533	1,600	533
Totals	$1,426	$1,426	$4,279	$1,426

5. Inventory

Inventory as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Raw materials	$43,269	$19,821
Work in process	—	17
Finished goods:
Manufactured finished goods	47,658	69,503
Deferred inventory costs	7,555	4,263
	$98,482	$93,604

6. Property and Equipment

Property and equipment as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Computers and purchased software	$23,654	$22,294
Leasehold improvements	4,444	4,380
Furniture and fixtures	2,976	2,794
Machinery and equipment	41,121	40,002
Land	3,091	3,091
Building	4,765	4,765
Building improvements	7,243	6,776
Trial systems at customers’ sites	5,836	6,039
	93,130	90,141
Less: Accumulated depreciation and amortization	(62,049)	(54,231)
	$31,081	$35,910

During the nine months ended September 30, 2020 and 2019, the Company transferred trial systems into inventory from property and equipment with values of $690 and $191, respectively, net of transfers of trial systems to cost of revenue. In addition, the Company transferred $766 and $650 of equipment into inventory from property and equipment during the nine months ended September 30, 2020 and 2019, respectively.

Depreciation and amortization expense on property and equipment totaled $2,968 and $2,369 for the three months ended September 30, 2020 and 2019, respectively, and $9,370 and $8,477 for the nine months ended September 30, 2020 and 2019, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Accrued compensation and related taxes	$17,486	$18,540
Accrued warranty	2,399	2,448
Dividends and equitable adjustments payable (see Note 12)	85	750
Accrued customer incentives	30	233
Other accrued expenses	14,368	12,596
	$34,368	$34,567

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

A summary of changes in the amount reserved for warranty costs for the nine months ended September 30, 2020 and 2019 is as follows:

	Nine Months Ended September 30,
	2020	2019
Warranty reserve at beginning of period	$2,448	$926
Provisions	2,054	2,286
Acquired warranty reserve	—	1,867
Charges	(2,103)	(2,510)
Warranty reserve at end of period	$2,399	$2,569

8. Fair Value Measurements

The following tables present information about the fair value of the Company’s financial assets and liabilities as of September 30, 2020 and December 31, 2019 and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit—restricted cash	$—	$1,004	$—	$1,004
Money market mutual funds	107,587	—	—	107,587
	$107,587	$1,004	$—	$108,591
Liabilities:
SARs	$—	$—	$257	$257
	$—	$—	$257	$257

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$—	$10,933	$—	$10,933
Certificates of deposit—restricted cash	—	1,019	—	1,019
Money market mutual funds	53,763	—	—	53,763
Foreign currency forward contracts	—	23	—	23
	$53,763	$11,975	$—	$65,738
Liabilities:
SARs	$—	$—	$264	$264
Foreign currency forward contracts	—	50	—	50
	$—	$50	$264	$314

During the nine months ended September 30, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3.

There were no changes to the valuation techniques used to measure asset and liability fair values on a recurring basis during the nine months ended September 30, 2020 from those included in the Company’s consolidated financial statements for the year ended December 31, 2019. The following table provides a summary of changes in the fair values of the Company’s stock appreciation rights (“SARs”) liability, for which fair value is determined by Level 3 inputs:

	Nine Months Ended September 30,
	2020	2019
Fair value at beginning of period	$264	$1,387
Change in fair value	(7)	(709)
Exercises	—	—
Fair value at end of period	$257	$678

9. Derivative Instruments

The Company has certain international customers that are billed in foreign currencies. To mitigate the volatility related to fluctuations in the foreign exchange rates for accounts receivable denominated in foreign currencies, the Company enters into foreign currency forward contracts. As of September 30, 2020, no foreign currency forward contracts were outstanding. As of December 31, 2019, the Company had foreign currency forward contracts outstanding with notional amounts totaling 500 Euros and 900 USD related to the Company’s Australian subsidiary which matured during the first quarter of 2020.

The Company’s foreign currency forward contracts described above economically hedged certain risks but were not designated as hedges for financial reporting purposes, and accordingly, all changes in the fair value of the derivative instruments were recorded as unrealized foreign currency transaction gains or losses and were included in the condensed consolidated statements of operations and comprehensive income (loss) as a component of other income (expense). The Company records derivative instruments in the condensed consolidated balance sheet at their fair values. As of September 30, 2020, the Company recorded no asset relating to outstanding foreign currency forward contracts and as of December 31, 2019, had recorded an asset of $23 which was included in prepaid expenses and other current assets in the condensed consolidated balance sheets.  As of September 30, 2020, the Company recorded no liability relating to outstanding foreign currency forward contracts and as of December 31, 2019, had recorded a liability of $50, related to outstanding foreign currency forward contracts, which was included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

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

During the three months ended September 30, 2020, the Company settled one cash flow hedge with notional amounts of 5,000 AUD to hedge certain Australian Dollar cash flows incurred during the period. The amount of gain reclassified from other comprehensive income (loss) for the three months ended September 30, 2020 was $527.  The full amount of the fair value of the derivative on the settlement date of $725 has been recognized proportionately as $57 cost of goods sold, $353 research and development expense and $315 selling, general and administrative expense in the condensed consolidated statement of comprehensive income for the three months ended September 30, 2020.

During the nine months ended September 30, 2020, the Company settled two cash flow hedges with notional amounts of 8,500 AUD and 5,000 AUD to hedge certain Australian Dollar cash flows incurred during the period. The amount of gain reclassified from other comprehensive income (loss) for the nine months ended September 30, 2020 was $752.  The full amount of the fair value of the derivatives on the settlement date of $1,613 has been recognized proportionately as $124 cost of goods sold, $890 research and development expense and $599 selling, general and administrative expense in the condensed consolidated statement of comprehensive income for the nine months ended September 30, 2020. The Company did not have any cash flow hedges outstanding as of September 30, 2020 and December 31, 2019.

10. Income Taxes

The Company’s effective income tax rate was 40.9% and 39.8% for the three months ended September 30, 2020 and 2019, respectively, and was 142.0% and 27.0% for the nine months ended September 30, 2020 and 2019, respectively. The provision for (benefit from) income taxes was $2,399 and $(5,612) for the three months ended September 30, 2020 and 2019, respectively, and was $(5,433) and $(8,339) for the nine months ended September 30, 2020 and 2019, respectively.  The change in the provision for (benefit from) income taxes for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to the recognition of the benefit from the CARES Act, the recognition of a benefit from the final Regulations under IRC for Section 163(j) and the full valuation allowance against the deferred tax assets in the United States.  The change to the income tax provision for the three months ended September 30, 2020 compared to the income tax benefit for the three months ended September 30, 2019 is primarily due to geographical mix of profits, the recognition of a benefit from the final regulations under IRC Section 163(j), as well as a full valuation allowance against the deferred tax assets in the United States.

The Company determines its estimated annual effective tax rate at the end of each interim period based on estimated pre-tax income (loss) and facts known at that time. The estimated annual effective tax rate is applied to the year-to-date pre-tax income (loss) at the end of each interim period with certain adjustments. The tax effects of significant unusual or extraordinary items are reflected as discrete adjustments in the periods in which they occur. The Company’s estimated annual effective tax rate can change based on the mix of jurisdictional pre-tax income (loss) and other factors. However, if the Company is unable to make a reliable estimate of its annual effective tax rate, then the actual effective tax rate for the year to date period may be the best estimate. For each of the three and nine months ended September 30, 2020 and 2019, the Company determined that its annual effective tax rate approach would provide for a reliable estimate and therefore used this method to calculate its tax provision.

The effective income tax rate for the three and nine months ended September 30, 2020 and 2019 differed from the federal statutory rate primarily due to the benefit related to the carryback of taxable losses in the United States as well as geographical mix of earnings and related foreign tax rate differential, permanent differences, research and development tax credits, foreign tax credits, valuation allowance and withholding taxes. Permanent differences primarily included global intangible low-taxed income, Australian research and development expenditures claim and excess tax benefit from stock-based transactions.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. Accordingly, applicable provisions of the CARES Act were reflected in the tax provision for the three months ended March 31, 2020. The CARES Act, among other provisions, permits net operating losses (“NOLs”) incurred in the years ended December 31, 2020, 2019 and 2018 to be carried back to reduce 100% of taxable income in the five preceding taxable years. The Company continues to evaluate certain aspects of these provisions but has determined that its NOL incurred in 2019 may be carried back to 2014, and accordingly recognized an estimated benefit of approximately $9,310 in the three months ended March 31, 2020, which was included in prepaid income taxes in the condensed consolidated balance sheet as of March 31, 2020 .  On July 28, 2020, the U.S. Treasury Department and IRS collectively, released final regulation for Section 163(j).  The Company has applied these final regulations under the Internal Revenue Code (“IRC”) related to its 2019 tax year in its tax provision for the quarter ended September 30, 2020 and has recognized a benefit of approximately $1,240 in the three months ended September 30, 2020.

11. Debt

The aggregate principal amount of debt outstanding as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
Term loan	$288,750	$291,000
Revolving credit facility	6,500	—
Mortgage loan	—	6,644
Total principal amount of debt outstanding	$295,250	$297,644

Current and non-current debt obligations reflected in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
Current liabilities:
Term loan	$3,000	$3,000
Mortgage loan	—	6,644
Current portion of principal payment obligations	3,000	9,644
Unamortized debt issuance costs, current portion	(1,107)	(1,120)
Current portion of long-term debt, net of unamortized debt issuance costs	$1,893	$8,524
Non-current liabilities:
Term loan	$285,750	$288,000
Revolving credit facility	6,500	—
Non-current portion of principal payment obligations	292,250	288,000
Unamortized debt issuance costs, non-current portion	(2,419)	(3,244)
Long-term debt, net of current portion and unamortized debt issuance costs	$289,831	$284,756

As of September 30, 2020, aggregate minimum future principal payments of the Company’s debt are summarized as follows:

Year Ending December 31,
2020	$750
2021	9,500
2022	3,000
2023	282,000
Thereafter	—
$295,250

Term Loan and Revolving Credit Facilities

On December 20, 2016, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, various lenders and JPMorgan Chase Bank, N.A. and Barclays Bank PLC providing for (i) a term loan facility of $300,000 and (ii) a revolving credit facility of up to $25,000 in revolving credit loans and letters of credit.

As of September 30, 2020 and December 31, 2019, $288,750 and $291,000 in principal amount, respectively, were outstanding under the term loan facility (the “Term Loans”).  As of September 30, 2020, the Company had outstanding borrowings under the revolving credit facility of $6,500 that were drawn down during the three months ended September 30, 2020. As of December 31, 2019, the Company had no outstanding borrowings under the revolving credit facility.  As of September 30, 2020 and December 31, 2019, the Company had also used $1,461 and $1,343 of availability under the revolving credit facility for two stand-by letters of credit, one which serves as collateral to one of the Company’s customers pursuant to a contractual performance guarantee and one which serves as collateral for operating leases in Australia. In addition, the Company may, subject to certain conditions, including the consent of the administrative agent and the institutions providing such increases, increase the facilities by an unlimited amount so long as the Company is in compliance with specified leverage ratios, or otherwise by up to $70,000.

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

For Eurodollar rate loans, the Company may select interest periods of one, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. The Company has the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at its option, subject, in the case of Eurodollar rate loans, to breakage costs if the conversion is effected prior to the end of the applicable interest period. As of September 30, 2020, the interest rate on the Term Loans was 5.00% per annum, which was based on a six-month Eurodollar rate at the applicable floor of 1.00% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. As of December 31, 2019, the interest rate on the Term Loans was 5.80% per annum, which was based on a one-month Eurodollar rate of 1.80% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. As of September 30, 2020, the interest rate on the revolving credit facility was 2.12% per annum, which was based on a one-month Eurodollar rate of 0.37% per annum plus the applicable margin of 1.75% per annum for Eurodollar rate loans.

Upon entering into the term loan facility, the Company incurred debt issuance costs of $7,811, which were initially recorded as a reduction of the debt liability and are amortized to interest expense using the effective interest method from the issuance date of the Term Loan until the maturity date. Principal payments of $750 were made under the term loan facility during each of the three months ended September 30, 2020 and 2019, and principal payments of $2,250 were made under the term loan facility during each of the nine months ended September 30, 2020 and 2019. Interest expense, including the amortization of debt issuance costs, totaled $3,892 and $5,010 for the three months ended September 30, 2020 and 2019, respectively, and totaled $12,366 and $15,090 for the nine months ended September 30, 2020 and 2019, respectively.

The revolving credit facility also requires payment of quarterly commitment fees at a rate of 0.25% per annum on the difference between committed amounts and amounts actually borrowed under the facility and customary letter of credit fees. For the three months ended September 30, 2020 and 2019, interest expense related to the fee for the unused amount of the revolving credit facility totaled $11 and $13, respectively, and for the nine months ended September 30, 2020 and 2019, interest expense related to the fee for the unused amount of the revolving credit facility totaled $41 and $45, respectively.

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

The facilities are secured by, among other things, a first priority security interest, subject to permitted liens, in substantially all of the Company’s assets and all of the assets of certain of its subsidiaries and a pledge of certain of the stock of certain of its subsidiaries, in each case subject to specified exceptions. The facilities contain customary affirmative and negative covenants, including certain restrictions on the Company’s ability to pay dividends, and, with respect to the revolving credit facility, a financial covenant requiring the Company to maintain a specified total net leverage ratio in the event that on the last day of any fiscal quarter the Company has utilized more than 30% of its borrowing capacity under the facility. The Company was in compliance with all covenants as of September 30, 2020. As of December 31, 2019, the Company’s net leverage ratio exceeded the maximum; however, as the Company’s utilization of the revolving credit facility did not exceed the 30% testing threshold on December 31, 2019, the Company was not in default of the revolving credit facility as a result of the Company’s net leverage ratio exceeding the maximum permitted amount. The Company was in compliance with all other applicable covenants of the facilities as of December 31, 2019.

Commercial Mortgage Loan

On July 1, 2015, the Company entered into a commercial mortgage loan agreement in the amount of $7,950 (the “Mortgage Loan”). Borrowings under the Mortgage Loan bore interest at a rate of 3.5% per annum and were repayable in 60 monthly installments of $46, consisting of principal and interest based on a 20-year amortization schedule. The remaining amount of unpaid principal under the Mortgage Loan was paid on the maturity date of July 1, 2020 utilizing the Company’s revolving credit facility. Upon entering into the Mortgage Loan, the Company incurred debt issuance cost of $45, which was initially recorded as a direct deduction from the debt liability and was being amortized to interest expense using the effective interest method from issuance date of the loan until the maturity date.

The Company made principal payments under the Mortgage Loan of $6,483 and $78 during the three months ended September 30, 2020 and 2019, respectively, and $6,644 and $234 during the nine months ended September 30, 2020 and 2019, respectively. No interest expense was incurred during the three months ended September 30, 2020. Interest expense, including the amortization of debt issuance costs, totaled $62 during the three months ended September 30, 2019 and $120 and $188 during the nine months ended September 30, 2020 and 2019, respectively.

12. Stockholders’ Equity

Special Dividends to Holders of Common and Preferred Stock

The board of directors, on five separate occasions, declared a special dividend to the holders of common stock and preferred stock of record at that time. The below table details the cash dividends declared to stockholders of each share type for each of the five special dividends, as well as the amount of dividends the Company paid in each of the nine months ended September 30, 2020 and 2019, respectively:

	Cash Dividend Declared		Dividends Paid
	per Share Type		Nine Months Ended
Dividend Declaration Date	Common	Series B and Series C Convertible Preferred	September 30, 2020	September 30, 2019
November 30, 2017	$0.5802	$5.8020	$—	$865
May 10, 2017	1.1774	11.7744	—	—
December 27, 2016	2.3306	23.3058	—	—
June 17, 2016	0.5891	5.8910	—	—
November 30, 2014	0.3835	3.8346	—	—
Total dividends paid			$—	$865

No dividend payments were payable as of September 30, 2020 and December 31, 2019.

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

			Equitable Adjustment Payments
			Nine Months Ended		Equitable Adjustment Liability(1)
Dividend Declaration Dates	Equitable Adjustment per share	Year of Final Vesting	September 30, 2020	September 30, 2019	As of September 30, 2020	As of December 31, 2019
November 30, 2017	$0.5802	2021	$136	$380	$41	$177
May 10, 2017	1.1774	2021	176	577	6	182
December 27, 2016	2.3306	2020	295	1,175	38	335
June 17, 2016	0.5891	2020	54	243	—	37
November 30, 2014	0.3835	2018	—	1	—	—
Total			$661	$2,376	$85	$731

(1)	Net of estimated forfeitures. Amounts are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Stock Repurchase Program

On February 21, 2019, the Company announced a stock repurchase program authorizing it to repurchase up to $75,000 of the Company’s common stock. During the nine months ended September 30, 2020, the Company repurchased  1,227 shares, for a cost of $3,031, including commissions. There were no repurchases made during the three months ended September 30, 2020  or the three and nine months ended September 30, 2019.  As of September 30, 2020, $70,208 remained authorized for repurchases of the Company’s common stock under the stock repurchase program. The stock repurchase program has no expiration date and does not require us to purchase a minimum number of shares, and the Company may suspend, modify or discontinue the stock repurchase program at any time without prior notice.

13. Stock-based Compensation

2017 Stock Incentive Plan

The Company’s 2017 Stock Incentive Plan (the “2017 Plan”) provides for the Company to sell or issue common stock or restricted common stock, or to grant qualified incentive stock options, nonqualified stock options, SARs, performance-based stock units (“PSUs”), RSUs or other stock-based awards to the Company’s employees, officers, directors, advisers and outside consultants. The total number of shares authorized for issuance under the 2017 Plan was 17,177 shares as of September 30, 2020, of which 10,810 shares remained available for future grant.

Stock Options

The following table summarizes the outstanding stock option activity and a summary of information related to stock options as of and for the nine months ended September 30, 2020:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at January 1, 2020	8,250	$7.73	5.65	$4,235
Granted	131	3.99
Exercised	(514)	1.86
Forfeited	(649)	8.89
Outstanding at September 30, 2020	7,218	$7.98	5.11	$3,028
Options exercisable at September 30, 2020	6,440	$7.43	4.77	$2,985
Vested or expected to vest at September 30, 2020	7,180	$7.97	5.10	$3,025

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Risk-free interest rate	0.4%	1.6%	0.4%–0.7%	1.6%–2.5%
Expected term (in years)	6.1	6.1	6.1	6.1–6.2
Expected volatility	31.8%	29.0%	29.3%–31.8%	29.0%–30.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2020 and 2019 was $0.98 and $2.38 per share, respectively. Cash proceeds received upon the exercise of options were $955 and $2,478 during the nine months ended September 30, 2020 and 2019, respectively. The intrinsic value of stock options exercised during the nine months ended September 30, 2020 and 2019 was $1,480 and $6,719, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Restricted Stock Units and Performance-Based Stock Units

A summary of RSU and PSU activity under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”) and the 2017 Plan for the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2020	1,653	$11.38
Granted	4,055	3.41
Vested	(548)	11.01	$2,279
Forfeited	(124)	9.92
Unvested balance at September 30, 2020	5,036	$5.03

The Company withheld 150 and 77 shares of common stock in settlement of employee tax withholding obligations due upon the vesting of RSUs during the nine months ended September 30, 2020 and 2019, respectively.

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

The actual number of shares earned upon vesting will range up to a maximum of 983 shares if all targets are achieved. For the nine months ended September 30, 2020, no shares vested.

Stock Appreciation Rights

Over time, the Company has granted SARs that allow the holder the right, upon exercise, to receive in cash the amount of the difference between the fair value of the Company’s common stock at the date of exercise and the price of the underlying common stock at the date of grant of each SAR. The SARs vest over a four-year period from the date of grant and expire ten years from the date of grant. As of September 30, 2020, 220 outstanding and fully vested SARs were exercisable with a weighted-average fair value of $1.17 per SAR. The fair value of the SAR liability as of September 30, 2020 and December 31, 2019 was $257 and $264, respectively, (see Note 8) and was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options, RSUs, SARs and PSUs for the three and nine months ended September 30, 2020 and 2019 was classified in the condensed consolidated statements of operations and comprehensive income (loss) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$45	$47	$115	$171
Research and development expenses	592	673	1,679	1,316
Selling, general and administrative expenses	2,845	2,171	7,704	5,963
Total stock-based compensation	$3,482	$2,891	$9,498	$7,450

During the three months ended September 30, 2020 and 2019, the Company recognized stock-based compensation of $(14) and $156, respectively, as a change in fair value of the outstanding SAR liability and recognized $3,496 and $2,735, respectively, as additional paid-in capital. During the nine months ended September 30, 2020 and 2019, the Company recognized stock-based compensation expense of $(7) and $(709), respectively, as a change in the fair value of the outstanding SAR liability and recognized $9,505 and $8,159, respectively, as additional paid-in capital.

As of September 30, 2020, there was $23,774 of unrecognized compensation cost related to outstanding stock options, RSUs, SARs and PSUs, which is expected to be recognized over a weighted-average period of 2.54 years.

14. Net Income (Loss) per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to common stockholders, basic and diluted	$3,473	$(8,498)	$1,607	$(22,546)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	83,302	84,068	83,437	83,761
Dilutive effect of stock options	1,125	—	1,207	—
Dilutive effect of restricted stock units	1,039	—	726	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	85,466	84,068	85,370	83,761
Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$(0.10)	$0.02	$(0.27)
Diluted	$0.04	$(0.10)	$0.02	$(0.27)

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options to purchase common stock	4,156	8,475	4,156	8,475
Unvested restricted stock units	1,001	1,676	1,001	1,676
Unvested performance-based stock units	983	—	983	—

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
North America:
United States	$32,036	$26,761	$90,825	$56,749
Canada	6,428	6,480	15,170	18,391
Total North America	38,464	33,241	105,995	75,140
Europe, Middle East and Africa:	6,047	8,315	27,493	28,991
Asia-Pacific:
Australia	38,889	19,280	86,848	19,280
Japan	6,565	10,664	17,765	20,531
Other	3,449	4,186	14,119	6,882
Total Asia-Pacific	48,903	34,130	118,732	46,693
Latin America	12,333	6,130	20,500	18,580
Total revenue(1)	$105,747	$81,816	$272,720	$169,404

(1)	Other than the United States, Canada, Japan and Australia, no individual countries represented 10% or more of the Company’s total revenue for any of the periods presented.

The Company also disaggregates its revenue based on product line summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product revenue:
Wireless	$26,825	$20,698	$62,992	$22,353
Fixed telecom	34,005	17,459	75,756	17,504
Cable	32,911	33,162	100,879	100,339
Total product revenue	93,741	71,319	239,627	140,196
Service revenue	12,006	10,497	33,093	29,208
Total revenue	$105,747	$81,816	$272,720	$169,404

Costs to Obtain or Fulfill a Contract

As of September 30, 2020 and December 31, 2019, the Company had short-term capitalized contract costs of $112 and $585, respectively, which are included in prepaid expenses and other current assets and had long-term capitalized contract costs of $77 and $70, respectively, which are included in other assets in the accompanying condensed consolidated balance sheets. During the three months ended September 30, 2020 and 2019, amortization expense associated with capitalized contract costs was $76 and $286, respectively, and during the nine months ended September 30, 2020 and 2019 was $524 and $407, respectively, all of which were recorded to selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Contract Balances

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue when the Company satisfies its performance obligations, consistent with the above methodology. For the three and nine months ended September 30, 2020, the Company recognized $9,857 and $20,194, respectively, of revenue that was included in deferred revenue as of December 31, 2019.  For the three and nine months ended September 30, 2019, the Company recognized $4,252 and $17,440, respectively, of revenue that was included in deferred revenue as of January 1, 2019.

The Company receives payments from customers based upon contractual billing terms. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. As of September 30, 2020 and December 31, 2019, the Company included contract assets of $432 and $50, respectively, which is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

Transaction price allocated to the remaining performance obligations

As of September 30, 2020, the aggregate remaining amount of revenue expected to be recognized related to unsatisfied or partially unsatisfied performance obligations is $26,098, which consists of deferred revenue. The Company expects approximately 87.3% of this amount to be recognized in the next twelve months with the remaining amounts to be recognized over the next two to five years.

Other Revenue Recognition Policies

The Company’s customary payment terms are generally one year or less. If the Company provides extended payment terms that represent a significant financing component, the Company adjusts the amount of promised consideration for the time value of money using its discounted rate and recognizes interest income separate from the revenue recognized on contracts with customers. During the three months ended September 30, 2020, the Company recorded interest income of $10 and during the nine months ended September 30, 2020 and 2019, the Company recorded interest income of $57 and $76, respectively, all of which were recorded in the condensed consolidated statements of operations and comprehensive income (loss). No amounts were recorded in interest income during the three months ended September 30, 2019.

When a customer contract includes future trade-in rights, which are distinct performance obligations, the Company accounts for the customer contract by recognizing the revenue on the products transferred, deferring revenue allocated to the future product based on a relative standalone selling price, and recording an asset for the value of the trade-in product to be recovered from the customer upon delivery of the future product. The Company assesses and updates these estimates each reporting period, and updates to these estimates may result in either an increase or decrease in the amount of the future product liability and product return asset. The Company recognizes revenue allocated to the future product when the product has shipped or been delivered and control has transferred. As of September 30, 2020 and December 31, 2019, there were no future product liabilities or product return assets.

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

The Company’s property and equipment, net by location was as follows:

	September 30, 2020	December 31, 2019
United States	$22,714	$25,583
China	3,044	3,277
Australia	3,096	4,041
Other	2,227	3,009
Total property and equipment, net	$31,081	$35,910

17. Related Parties

Employment of Rongke Xie

Rongke Xie, who serves as Deputy General Manager of Guangzhou Casa Communication Technology LTD (“Casa China”), a subsidiary of the Company, is the sister of Lucy Xie, the Company’s Senior Vice President of Operations and a member of the Company’s board of directors. Casa China paid Rongke Xie $153 and $96 in total compensation in the nine months ended September 30, 2020 and 2019, respectively, for her services as an employee.

In March 2020, February 2019 and June 2018, the Company granted to Rongke Xie 90, 8 and 5 RSUs, respectively, which vest over four annual periods. The grant-date fair value of the awards totaled $400, which will be recorded as stock-based compensation expense over the vesting period of the awards. During the three months ended September 30, 2020 and 2019, the Company recognized selling, general and administrative expenses of $25 and $12 related to these awards, and during the nine months ended September 30, 2020 and 2019, the Company recognized selling, general and administrative expenses of $62 and $34 related to these awards.

18. Commitments and Contingencies

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

As of September 30, 2020 and December 31, 2019, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities were recorded in its condensed consolidated financial statements.

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

No amounts have been accrued for any of the putative class action lawsuits referenced above as of September 30, 2020 as the Company does not believe the likelihood of a material loss is probable.  Although the ultimate outcome of these matters cannot be predicted with certainty, the resolution of any of these matters could have a material impact on the Company’s results of operations if a material loss becomes probable and estimable in a future period.

19. Subsequent Events

Facility Lease Renewal

On October 29, 2020, the Company exercised its option to extend its leased space in Lane Cove, New South Wales, Australia by renegotiating the lease (the “new Lease”) with ESR Investment Nominees 3 (Australia) Pty Limited ACN 146 630 239. The leased space will continue to be used as office and research and development space. The term of the new Lease is 36 months and will commence upon expiration of the Company’s current lease in the same building, which is scheduled to expire on January 31, 2021. Under the terms of the new Lease, the base rent, subject to certain adjustments, for all of the leased space covered by the new Lease will be approximately $86 AUD per month, (or $61 USD based on the exchange rate in effect on September 30, 2020), plus certain operating expenses and taxes, and shall increase on an annual basis as provided in the new Lease.

Related to the new Lease, the Company was required to execute a new bank guarantee in the amount of $549 AUD (or $387 USD based on the exchange rate in effect on September 30, 2020) to provide security by the Company of its obligations under the new Lease. The Company had previously executed a bank guarantee for the leased space at the beginning of the original lease in the amount of $892 AUD (or $629 USD based on the exchange rate in effect on September 30, 2020), which has now been terminated upon execution of the new Lease. The guarantees were executed utilizing availability on the Company’s revolving credit facility, leaving $17,281 of availability upon execution of the new Lease.

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

Overview

Our solutions are conceived, designed, and built to enable our broadband service provider customers to offer high bandwidth data services to their subscribers, and help them as they transform their networks to meet the growing demand for bandwidth and the introduction of new services.  We offer physical, virtual and cloud-native 5G infrastructure and customer premise networking equipment for public and private high-speed data and multi-service communications networks. Our core and edge convergence technology enables communications service providers and enterprises to cost-effectively and dynamically increase network speed, add bandwidth capacity and new services, reduce network complexity, and reduce operating and capital expenditures.

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

On July 1, 2019, we completed the acquisition of NetComm Wireless Limited, or NetComm, a global leader in the development of fixed wireless and fiber-to-the-distribution-point broadband solutions. The combined company now offers a broad, highly competitive product portfolio of 4G and 5G core, edge and customer premise equipment for public and private services provider and enterprise networks.

COVID-19 Pandemic

The emergence of the coronavirus disease in 2019, or COVID-19, around the world, and particularly in the United States and China, and the accompanying responses of governments and businesses to the pandemic present various risks to us, not all of which we are able to fully evaluate or even to foresee at the current time. While the COVID-19 pandemic did not significantly adversely affect our financial results, business operations or liquidity in the quarter ended September 30, 2020, economic and health conditions in the United States and across most of the globe changed rapidly during, and are continuing to change after the end of the quarter.  Globally to date, all aspects of our business remain fully operational, our work from home contingency plans have been implemented and are operating successfully. The pandemic has resulted in increased demand for certain of our products, and resulting order volumes have created additional pressure on our supply chain. To date, while the increased demand has not resulted in any material delays to our production cycle, we continue to work with our supply chain and contract manufacturers in an effort to ensure continued availability of all anticipated inventory requirements. However, we cannot at this time predict whether, or to what extent, our efforts will be successful. Additionally, we saw decreases in certain operating expenses, such as travel and trade show expense, during the three months ended September 30, 2020 due to the COVID-19 pandemic that we cannot ensure will be maintained. We intend to continue to monitor our business very closely for any effects of COVID-19 for as long as necessary on an ongoing basis.

Due to the above circumstances and as described generally in this Quarterly Report on Form 10-Q, our results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.  Management cannot predict the full impact of the COVID-19 pandemic on our sales channels, supply chain, manufacturing and distribution, or on economic conditions generally, including the effects on our current and potential customers, who may curtail spending on investments in current and/or new technologies, delay new equipment evaluations and trials, and possibly delay payments based on liquidity concerns, all of which could have a material impact on our business in the future. Similarly, our supply chain and our contract manufacturers could be affected, which could cause disruptions to our ability to meet customer demand. Although we have not been materially impacted to date, we cannot predict the extent to which this may impact the future results of our operations. If COVID-19 were to cause such impacts in the future, there would likely be a material adverse impact on our financial results, liquidity and capital resource needs. Thus, the ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and dependent upon future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Results of Operations

The following tables set forth our consolidated results of operations in dollar amounts and as percentage of total revenue for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Revenue:
Product	$93,741	$71,319	$239,627	$140,196
Service	12,006	10,497	33,093	29,208
Total revenue	105,747	81,816	272,720	169,404
Cost of revenue(1):
Product	51,947	40,578	130,602	60,983
Service	1,206	2,024	3,741	5,404
Total cost of revenue	53,153	42,602	134,343	66,387
Gross profit	52,594	39,214	138,377	103,017
Operating expenses:
Research and development(1)	21,823	24,158	63,722	60,823
Selling, general and administrative(1)	21,630	23,823	67,731	61,318
Total operating expenses	43,453	47,981	131,453	122,141
Income (loss) from operations	9,141	(8,767)	6,924	(19,124)
Other income (expense), net	(3,269)	(5,343)	(10,750)	(11,761)
Income (loss) before provision for (benefit from) income taxes	5,872	(14,110)	(3,826)	(30,885)
Provision for (benefit from) income taxes	2,399	(5,612)	(5,433)	(8,339)
Net income (loss)	$3,473	$(8,498)	$1,607	$(22,546)

(1)

Includes stock-based compensation expense related to stock options, stock appreciation rights, restricted stock units and performance-based stock units granted to employees, directors and non-employee consultants as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Cost of revenue	$45	$47	$115	$171
Research and development expense	592	673	1,679	1,316
Selling, general and administrative expense	2,845	2,171	7,704	5,963
Total stock-based compensation expense	$3,482	$2,891	$9,498	$7,450

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(as a percentage of total revenue)
Revenue:
Product	88.6%	87.2%	87.9%	82.8%
Service	11.4	12.8	12.1	17.2
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	49.1	49.6	47.9	36.0
Service	1.1	2.5	1.4	3.2
Total cost of revenue	50.3	52.1	49.3	39.2
Gross profit	49.7	47.9	50.7	60.8
Operating expenses:
Research and development	20.6	29.5	23.4	35.9
Selling, general and administrative	20.5	29.1	24.8	36.2
Total operating expenses	41.1	58.6	48.2	72.1
Income (loss) from operations	8.6	(10.7)	2.5	(11.3)
Other income (expense), net	(3.1)	(6.5)	(3.9)	(6.9)
Income (loss) before provision for (benefit from) income taxes	5.6	(17.2)	(1.4)	(18.2)
Provision for (benefit from) income taxes	2.3	(6.9)	(2.0)	(4.9)
Net income (loss)	3.3%	(10.4)%	0.6%	(13.3)%

Percentages in the table above are based on actual values. As a result, some totals may not sum due to rounding.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

	Three Months Ended September 30,
	2020		2019		Change
	Amount	% of Total	Amount	% of Total	Amount	%
	(dollars in thousands)
Revenue:
Product	$93,741	88.6%	$71,319	87.2%	$22,422	31.4%
Service	12,006	11.4%	10,497	12.8%	1,509	14.4%
Total revenue	$105,747	100.0%	$81,816	100.0%	$23,931	29.2%
Revenue by geographic region:
North America	$38,464	36.4%	$33,241	40.6%	$5,223	15.7%
Europe, Middle East and Africa	6,047	5.7%	8,315	10.2%	(2,268)	(27.3)%
Asia-Pacific	48,903	46.2%	34,130	41.7%	14,773	43.3%
Latin America	12,333	11.7%	6,130	7.5%	6,203	101.2%
Total revenue	$105,747	100.0%	$81,816	100.0%	$23,931	29.2%

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
Product revenue:
Wireless	$26,825	$20,698	$6,127	29.6%
Fixed telecom	34,005	17,459	16,546	94.8%
Cable	32,911	33,162	(251)	-0.8%
Total product revenue	93,741	71,319	22,422	31.4%
Service revenue	12,006	10,497	1,509	14.4%
Total revenue	$105,747	$81,816	$23,931	29.2%

For the three months ended September 30, 2020, our Wireless and Fixed telecom product revenues increased by $6,127 and $16,546, respectively.  The increase in product revenue was due, in part, to the COVID-19 pandemic and the ensuing shift in demand for bandwidth which generated increased demand for our Wireless and Fixed telecom access devices.  Additional increases resulted from sales of new products and sales to new customers.

The increase in service revenue was primarily due to an increase in support renewal attach rates as well as lower discounts.

The increase in revenue in the Asia-Pacific region is driven by the aforementioned increase in Wireless and Fixed telecom revenues, and our high concentration of customers in that region.  Regarding Latin America, the increase in revenue is due to revenue from a significant cable system upgrade by one of our largest customers in that region.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$51,947	$40,578	$11,369	28.0%
Service	1,206	2,024	(818)	(40.4)%
Total cost of revenue	$53,153	$42,602	$10,551	24.8%

	Three Months Ended September 30,
	2020		2019		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin (bps)
	(dollars in thousands)
Gross profit:
Product	$41,794	44.6%	$30,741	43.1%	$11,053	150
Service	10,800	90.0%	8,473	80.7%	2,327	930
Total gross profit	$52,594	49.7%	$39,214	47.9%	$13,380	180

The increase in gross margin resulted from the combined net impact of product mix changes and the impact of purchase accounting adjustments in the three months ended September 30, 2019 associated with our acquisition of NetComm on July 1, 2019.  Our Wireless and Fixed telecom products, which are more hardware based, generally provide lower gross margins than our cable products.  Wireless and Fixed telecom comprised approximately 65% of our total product revenue for the three months ended September 30, 2020, as compared to approximately 54% for the three months ended September 30, 2019.  In addition, gross margin for the three months ended September 30, 2019 was adversely impacted by the requirement to recognize inventory acquired at its fair value at the date of the acquisition, rather than at its historical cost.  The result was that a one-time charge for an additional $3.2 million in costs of revenue was recognized.

The increase in service gross margin was due to a decrease in incurred professional services fees in addition to lower headcount in the three months ended September 30, 2020 as compared with the three months ended September 30, 2019.

Research and Development

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Research and development	$21,823	$24,158	$(2,335)	(9.7)%
Percentage of revenue	20.6%	29.5%

The decrease in research and development expense was primarily due to a $1.5 million decrease in personnel costs driven by a reduction in headcount, combined with lower employee travel in 2020 due to COVID-19, a $0.3 million decrease in purchases of research and development materials and a $0.2 million decrease in deprecation as some older assets fully depreciated.

Selling, General and Administrative

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Selling, general and administrative	$21,630	$23,823	$(2,193)	(9.2)%
Percentage of revenue	20.5%	29.1%

The decrease in selling, general and administrative expense was primarily driven by a decrease in acquisition costs of $1.8 million related to the acquisition of NetComm on July 1, 2019, a decrease in employee travel of $1.7 million due to COVID-19 and a $0.6 million decrease in depreciation as some older assets fully depreciated.  These decreases were partially offset by a $1.5 million increase in commissions due to increased revenues in the three months ended September 30, 2020 and a bad debt recovery of $0.7 million recognized in the three months ended September 30, 2019.

Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Other income (expense), net	$(3,269)	$(5,343)	$2,074	(38.8)%
Percentage of revenue	(3.1)%	(6.5)%

The change in other income (expense), net was primarily due to a $1.5 million decrease in interest expense due to decreases in both the outstanding principal balance and the interest rate on our term loan facility and a $0.9 million decrease in foreign exchange losses due to fluctuations in the Australian dollar and the China Renminbi exchange rates, partially offset by a $0.5 million decrease in interest income due to lower interest rates.

Provision for (benefit from) Income Taxes

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$2,399	$(5,612)	$8,011	(142.7)%
Effective tax rate	40.9%	39.8%

The change to the income tax provision for the three months ended September 30, 2020 compared to the income tax benefit for the three months ended September 30, 2019 is primarily due to geographical mix of profits, the recognition of a benefit from final regulations under IRC Section 163(j), as well as a full valuation allowance against the deferred tax assets in the United States in the three months ended September 30, 2020.

Nine months Ended September 30, 2020 Compared to the Nine months Ended September 30, 2019

	Nine Months Ended September 30,
	2020		2019		Change
	Amount	% of Total	Amount	% of Total	Amount	%
	(dollars in thousands)
Revenue:
Product	$239,627	87.9%	$140,196	82.8%	$99,431	70.9%
Service	33,093	12.1%	29,208	17.2%	3,885	13.3%
Total revenue	$272,720	100.0%	$169,404	100.0%	$103,316	61.0%
Revenue by geographic region:
North America	$105,995	38.9%	$75,140	44.3%	$30,855	41.1%
Europe, Middle East and Africa	27,493	10.1%	28,991	17.1%	(1,498)	(5.2)%
Asia-Pacific	118,732	43.5%	46,693	27.6%	72,039	154.3%
Latin America	20,500	7.5%	18,580	11.0%	1,920	10.3%
Total revenue	$272,720	100.0%	$169,404	100.0%	$103,316	61.0%

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
Product revenue:
Wireless	$62,992	$22,353	$40,639	181.8%
Fixed telecom	75,756	17,504	58,252	332.8%
Cable	100,879	100,339	540	0.5%
Total product revenue	239,627	140,196	99,431	70.9%
Service revenue	33,093	29,208	3,885	13.3%
Total revenue	$272,720	$169,404	$103,316	61.0%

The increase in product revenue for the nine months ended September 30, 2020, as compared with the nine months ended September 30, 2019, was primarily due to the completion of the NetComm acquisition effective July 1, 2019.  Thus, revenue for the nine months ended September 30, 2020 includes revenue for the six months ended June 30, 2020 of $66.6 million, comprised of $24.8 million and $41.8 million of Wireless and Fixed telecom revenue, respectively, while the prior year period includes no NetComm revenue for the same six month period.  In addition, the COVID-19 pandemic and the ensuing shift in demand for bandwidth has generated increased demand for our Wireless and Fixed telecom access devices.  Further, the nine months ended September 30, 2020 included higher revenues from new products and increased sales to both new and existing customers across our Cable, Fixed telecom and Wireless products.

The increase in service revenue for the nine months ended September 30, 2020, as compared with the nine months ended September 30, 2019, was primarily due to an increase in support renewal attach rates as well as lower discounts.

The increase in revenue in the Asia-Pacific region is primarily due to the NetComm acquisition on July 1, 2019, which has a high concentration of customers in that region, as well as increased demand for our Wireless and Fixed telecom products.

Cost of Revenue and Gross Profit

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$130,602	$60,983	$69,619	114.2%
Service	3,741	5,404	(1,663)	(30.8)%
Total cost of revenue	$134,343	$66,387	$67,956	102.4%

	Nine Months Ended September 30,
	2020		2019		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin (bps)
	(dollars in thousands)
Gross profit:
Product	$109,025	45.5%	$79,213	56.5%	$29,812	(1,100)
Service	29,352	88.7%	23,804	81.5%	5,548	720
Total gross profit	$138,377	50.7%	$103,017	60.8%	$35,360	(1,010)

The decrease in product gross margin percentage was primarily due to the acquisition of NetComm, which sells hardware-based products that provide lower gross margins than our historical product offerings.  In addition, this decrease is partially offset by the one-time charge described above of $3.2 million recognized in the nine months ended September 30, 2019 associated with accounting for the acquisition of NetComm on July 1, 2019.

The increase in service gross margin was due to a decrease of incurred professional services fees in addition to lower headcount.

Research and Development

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Research and development	$63,722	$60,823	$2,899	4.8%
Percentage of revenue	23.4%	35.9%

The increase in research and development expense was primarily due to the acquisition of NetComm, including a $2.2 million increase in personnel-related costs, net of the impact of headcount reductions made in the three months ended December 31, 2019 and reduced travel in 2020 due to COVID-19.  In addition, there was a $0.5 million increase in purchases of research and development materials also due to the acquisition of NetComm.

Selling, General and Administrative

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Selling, general and administrative	$67,731	$61,318	$6,413	10.5%
Percentage of revenue	24.8%	36.2%

The increase in selling, general and administrative expense was primarily due to increased personnel-related costs of $5.1 million primarily due to the acquisition of NetComm and increased commissions resulting from increased revenues during the nine months ended September 30, 2020, offset by a reduction in travel expenses due to COVID-19. Other increases primarily related to our acquisition of NetComm including $2.9 million for professional services and $3.4 million for facilities and depreciation and amortization expenses. These increases were partially offset by a reduction of $3.3 million in acquisition costs related to the NetComm acquisition on July 1, 2019, a reduction of $1.0 million in trade show expenses in 2020 as a result of COVID-19 and a $0.5 million reduction in bad debt expense.

Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Other income (expense), net	$(10,750)	$(11,761)	$1,011	(8.6)%
Percentage of revenue	(3.9)%	(6.9)%

The change in other income (expense), net was primarily due to a $3.0 million decrease in interest income due to a decrease in our portfolio of cash equivalents balances following our acquisition of NetComm on July 1, 2019, offset by a $3.0 million decrease in interest expense due to decreases in both the outstanding principal balance and the interest rate on our term loan facility. Foreign currency exchange loss (gain) resulted in an increase to other income of $1.1 million primarily due to fluctuations in the Australian dollar and the China Renminbi exchange rates.

Benefit from Income Taxes

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Benefit from income taxes	$(5,433)	$(8,339)	$2,906	(34.8)%
Effective tax rate	142.0%	27.0%

The change in the benefit from income taxes for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to the recognition of the benefit from the CARES Act, the recognition of a benefit from final regulations under IRC Section 163(j), as well as the full valuation allowance against the deferred tax assets in the United States in the three months ended September 30, 2020.

Liquidity and Capital Resources

Since our inception, we have primarily funded our operations through issuances of shares of our convertible preferred stock, our credit agreement from our term loan facility, our initial public offering and cash flows from operations.

On February 21, 2019, we entered into a definitive agreement to acquire 100% of the equity interests in NetComm. On July 1, 2019, we closed the acquisition of NetComm for cash consideration of $162.0 million Australian dollars, or AUD ($112.7 million United States dollars, or USD, based on an exchange rate of USD $0.700 per AUD $1.00 on July 1, 2019), using amounts included in restricted cash as of June 30, 2019. In addition, we recognized advisory fee expenses of $1.5 million which became due and payable upon the closing of the acquisition.

The following tables set forth our cash and cash equivalents and working capital as of September 30, 2020 and December 31, 2019 and our cash flows for the nine months ended September 30, 2020 and 2019:

	September 30, 2020	December 31, 2019
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$156,191	$113,638
Working capital	234,406	213,977

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Consolidated Cash Flow Data:
Net cash provided by (used in) operating activities	$51,644	$(33,070)
Net cash used in investing activities	(4,102)	(116,156)
Net cash used in financing activities	(5,767)	(6,898)

As of September 30, 2020, we had cash and cash equivalents of $156.2 million and net accounts receivable of $66.1 million. We maintain a $25.0 million revolving credit facility, under which we have drawn $6.5 million and $1.5 million of availability was used as collateral for two stand-by letters of credit, leaving availability of $17.0 million as of September 30, 2020.

Of our total cash and cash equivalents of $156.2 million as of September 30, 2020, $130.7 million was held by our foreign subsidiaries. The Tax Cuts and Jobs Act, or TCJA, established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. As of September 30, 2020, we had $18.2 million of undistributed earnings in China that are not indefinitely reinvested. The remaining unremitted earnings of our foreign subsidiaries are either indefinitely reinvested or could be remitted with an immaterial tax cost.

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

During the nine months ended September 30, 2020, cash provided by operating activities was $51.6 million, primarily resulting from our net income of $1.6 million, net cash provided by changes in our operating assets and liabilities of $27.4 million and net non-cash adjustments of $22.6 million. The net cash provided by changes in our operating assets and liabilities during the nine months ended September 30, 2020 was primarily due to a $27.5 million decrease in accounts receivable due to collections during the period; an increase in accounts payable of $13.8 million due to timing of vendor payments; a $2.5 million increase in accrued income taxes; and a $3.0 million decrease in prepaid expenses and other assets. These sources of cash were partially offset by a $9.8 million increase in prepaid income taxes due primarily to a tax refund receivable from carryback of net operating losses that became permitted upon the enactment of the CARES Act during the nine months ended September 30, 2020; a $4.0 million decrease in deferred revenue due to the timing of revenue recognition; and a $6.6 million increase in inventory to meet future expected demand.

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

Net cash used in investing activities during the nine months ended September 30, 2020 was $4.1 million, consisting of purchases of property and equipment.

Net cash used in investing activities during the nine months ended September 30, 2019 was $116.2 million and consisted of the NetComm acquisition, net of cash acquired of $109.4 million and purchases of property and equipment of $6.7 million.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2020 was $5.8 million, consisting of repurchases of common stock of $3.0 million; employee taxes paid related to net share settlement of equity awards of $0.6 million; dividend and equitable adjustment payments of $0.7 million; and debt principal repayments of $8.9 million. These payments were partially offset by proceeds from the exercise of stock options of $1.0 million, and borrowings under our revolving credit facility of $6.5 million.

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

Commercial Mortgage Loan

In July 2015, we entered into an $8.0 million commercial mortgage loan agreement, which matured on July 1, 2020. On July 1, 2020, we paid in full the remaining $6.5 million in unpaid principal and accrued interest under the mortgage loan with funds drawn upon our revolving credit facility. The annual interest rate on the loan was 3.5%, and the loan was repayable in 60 monthly installments of principal and interest based on a 20-year amortization schedule. The loan was secured by the land and building, which are our corporate offices, purchased in March 2015, and contained annual affirmative, negative and financial covenants, including maintenance of a minimum debt service ratio. The covenants were measured annually and we were in compliance with all the covenants of the mortgage loan as of December 31, 2019. As of December 31, 2019, the outstanding principal amount under the mortgage loan was $6.6 million.

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

As of September 30, 2020 and December 31, 2019, we had borrowings of $288.8 million and $291.0 million, respectively, outstanding under the term loan facility.  As of September 30, 2020 we had borrowings of $6.5 million under the revolving credit facility, which were drawn down to fund the repayment of our commercial mortgage loan. We had no outstanding borrowings under the revolving credit facility at December 31, 2019. As of September 30, 2020 and December 31, 2019, we had also used $1.5 million and $1.3 million under the revolving credit facility for two stand-by letters of credit, one which serves as collateral to one of our customers pursuant to a contractual obligations and one which is used as collateral for operating leases in Australia. In addition, we may, subject to certain conditions, including the consent of the administrative agent and the institutions providing such increases, increase the facilities by an unlimited amount so long as we are in compliance with specified leverage ratios, or otherwise by up to $70.0 million.

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

For Eurodollar rate loans, we may select interest periods of one, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. We have the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at our option, subject, in the case of Eurodollar rate loans, to breakage costs if the conversion is effected prior to the end of the applicable interest period. As of September 30, 2020, the interest rate on the term loans was 5.00% per annum, which was based on a six-month Eurodollar rate at the applicable floor of 1.00% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. As of December 31, 2019, the interest rate on our borrowings under the term loan facility was 5.80% per annum, which was based on a one-month Eurodollar rate of 1.80% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. As of September 30, 2020, the interest rate on the revolving credit facility was 2.12% per annum, which was based on a one-month Eurodollar rate of 0.37% per annum plus the applicable margin of 1.75% per annum for Eurodollar rate loans.

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

The facilities are secured by, among other things, a first priority security interest, subject to permitted liens, in substantially all of our assets and all of the assets of certain of our subsidiaries and a pledge of certain of the stock of certain of our subsidiaries, in each case subject to specified exceptions. The facilities contain customary affirmative and negative covenants, including certain restrictions on our ability to pay dividends, and, with respect only to the revolving credit facility, a financial covenant requiring us to maintain a specified total net leverage ratio, in the event that on the last day of any fiscal quarter, we have utilized more than 30% of our borrowing capacity under the revolving credit facility (subject to certain exceptions). The term loan facility contains a cross-default provision, whereby, if repayment of borrowings under the revolving credit facility are accelerated due to a default of the net leverage ratio covenant, repayment of the outstanding term loan balance could also be accelerated. Because the financial covenant under the revolving credit facility only applies if outstanding utilization thereunder exceeds 30% of the total borrowing capacity on the last day of each fiscal quarter, this cross-default provision has the effect of limiting our ability to utilize more than 30% of our total borrowing capacity under the revolving credit facility of $25.0 million if both our net leverage ratio exceeds the maximum permitted by the agreement and we would not otherwise be able to reduce our outstanding utilization of the revolving credit facility to below the 30% testing threshold prior to the last day of any quarter. As of September 30, 2020, our net leverage ratio did not exceed the maximum. As of December 31, 2019, our net leverage ratio exceeded the maximum; however, as our utilization of the revolving credit facility did not exceed the 30% testing threshold on December 31, 2019, we were not in default of the revolving credit facility as a result of our net leverage ratio exceeding the maximum permitted amount. We were in compliance with all other applicable covenants of the facilities as of September 30, 2020 and December 31, 2019. We do not expect to require the use of the revolving credit facility to fund operations during the next 12 months.

Stock Repurchase Program

On February 21, 2019, we announced a stock repurchase program under which we were authorized to repurchase up to $75.0 million of our common stock. During the nine months ended September 30, 2020, we repurchased approximately 1.2 million shares for a total cost of approximately $3.0 million. During the three months ended September 30, 2020 and three and nine months ended September 30, 2019, we did not repurchase any shares. As of September 30, 2020, approximately $70.2 million remained authorized for repurchases of our common stock under the stock repurchase program. The stock repurchase program has no expiration date and does not require us to purchase a minimum number of shares, and we may suspend, modify or discontinue the stock repurchase program at any time without prior notice.

Contractual Obligations and Commitments

Our material contractual obligations include our term loan facility, revolving credit facility, operating leases and purchase agreements with our contract manufacturers and suppliers. Except as discussed above regarding our repayment of the commercial mortgage loan and related draw down under our revolving credit facility and our new lease in Australia signed subsequent to September 30, 2020, there have been no material changes to our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

Foreign Currency Exchange Risk

We have accounts receivables denominated in foreign currencies, and our operations outside of the United States incur their operating expenses in foreign currencies. To date, the majority of our product sales and inventory purchases have been denominated in U.S. dollars. For our subsidiaries in Ireland and Australia, the U.S. dollar is the functional currency. For each of our other foreign subsidiaries, the functional currency is the local currency. During the nine months ended September 30, 2020 and 2019, we incurred foreign currency transaction gains of $0.7 million and $0.5 million, respectively, primarily related to unrealized and realized foreign currency gains for accounts receivable denominated in foreign currencies and operating expenses that are denominated in local currencies. These foreign currency transaction losses were recorded as a component of other income (expense), net in our condensed consolidated statements of operations and comprehensive income (loss). We believe that a 10% change in the exchange rate between either the U.S. dollar and Euro or the U.S. dollar and Australian dollar would not materially impact our operating results or financial position.

Our foreign currency risk management strategy is principally designed to mitigate the potential financial impact of changes in the value of transactions and balances denominated in foreign currencies resulting from changes in foreign currency exchange rates. We enter into cash flow hedges, which utilize foreign currency forward contracts to hedge specific forecasted transactions of our foreign subsidiaries with the goal of protecting our budgeted revenues and expenses against foreign currency exchange rate changes compared to our budgeted rates. During the nine months ended September 30, 2020, we settled two cash flow hedges which were used to hedge specific operating cash flows denominated in Australian dollars. No cash flow hedges were outstanding as of September 30, 2020.

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

Interest Rate Sensitivity

Our cash and cash equivalents as of September 30, 2020 and December 31, 2019 consisted of cash maintained in FDIC-insured operating accounts as well as investments in money market mutual funds and certificates of deposit. We also have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk for our cash equivalents is interest income sensitivity, which is primarily affected by changes in the general level of U.S. interest rates. However, we do not believe a sudden change in the interest rates for our cash equivalents would have a material impact on our financial condition, results of operations or cash flows.

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

As of September 30, 2020, we had borrowings of $288.8 million outstanding under the term loan facility, bearing interest at a rate of 5.00% per annum, which was based on a six-month Eurodollar rate at the applicable floor of 1.00% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. Changes in interest rates could cause interest charges on our term loan facility to fluctuate. Based on the amount of borrowings outstanding as of September 30, 2020, an increase of 10% in the one-month Eurodollar rate as of September 30, 2020 would cause pre-tax decreases to our earnings and cash flows of approximately $0.3 million per year, assuming that such rate was to remain in effect for a year. A decrease in the one-month Eurodollar rate as of September 30, 2020 would have no impact on our earnings and cash flows, as the interest rate in effect at September 30, 2020 on the term loan facility was at the applicable floor of 1.00% per annum.

On July 1, 2020, we drew down on our revolving credit facility under our term loan agreement in the amount of $6.5 million. As noted in Note 11, Debt, borrowings under the revolving credit facility mature on December 21, 2021 and the applicable margin for borrowings under the revolving credit facility is 1.75% per annum for Eurodollar rate loans. The interest rate on the outstanding borrowings as of September 30, 2020, was 2.12%, which was based on a six-month Eurodollar rate of 0.37% per annum plus the applicable margin of 1.75% per annum for Eurodollar rate loans.  An increase of 10% in the one-month Eurodollar rate would result in a pre-tax decrease to our earnings and cash flows of less than $0.1 million per year, assuming that such rate was to remain in effect for a year.  A decrease of 10% in the one-month Eurodollar rate would result in a pre-tax increase to our earnings and cash flows of less than $0.1 million per year, assuming that such rate was to remain in effect for a year.

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

On May 29, 2019 and July 3, 2019, two putative class action lawsuits, Shen v. Chen et al. and Baig v. Chen et al., were filed in the Massachusetts Superior Court against us, certain of our current and former executive officers and directors, Summit Partners, our largest investor, and the underwriters from our December 15, 2017 initial public offering, which we refer to as our IPO. We collectively refer to these parties as the defendants. These complaints purport to be brought on behalf of all purchasers of our common stock in and/or traceable to our IPO.  The complaints generally allege that (i) each of the defendants violated Section 11 and/or Section 12(a)(2) of the Securities Act of 1933, as amended, or the “Securities Act”, because documents related to our IPO including its registration statement and prospectus were materially misleading by containing untrue statements of material fact and/or omitting to state material facts necessary to make such statements not misleading and (ii) the individual defendants and Summit Partners acted as controlling persons within the meaning and in violation of Section 15 of the Securities Act.  On August 13, 2019, the Court consolidated these actions and referred the consolidated actions to the Business Litigation Session of the Massachusetts Superior Court or the “BLS”.  On September 3, 2019, the BLS accepted the consolidated action into its session for further proceedings.  On November 12, 2019, Plaintiffs filed an Amended shareholder class action complaint, purportedly on behalf of all purchasers of our common stock in and/or traceable to our IPO, which contains substantially similar allegations and asserts the same claims as the two initial complaints, described above.  Plaintiffs seek compensatory damages, costs and expenses, including counsel and expert fees, rescission or a rescissory measure of damages, and equitable and injunctive relief.  On January 14, 2020, the defendants served motions to dismiss the amended complaint, which remain pending.

On August 9, 2019, a third putative class action lawsuit, Donald Hook v. Casa Systems, Inc. et al., was filed in the Supreme Court of New York, New York County, against us, certain of our current and former executive officers and directors, Summit Partners, and the underwriters from our IPO.  The complaint purports to be brought on behalf of all purchasers of our common stock in and/or traceable to our IPO and generally alleges that (i) each of the defendants violated Section 11 and/or Section 12(a)(2) of the Securities Act because documents related to our IPO including its registration statement and prospectus were materially misleading by containing untrue statements of material fact and/or omitting to state material facts necessary to make such statements not misleading and (ii) the individual defendants and Summit Partners acted as controlling persons within the meaning and in violation of Section 15 of the Securities Act.  On November 22, 2019, Plaintiff filed an Amended Complaint, purportedly on behalf of all purchasers of our common stock in and/or traceable to our IPO, which contains substantially similar allegations as the initial complaint, described above, and asserts claims for violations of Sections 11 and 15 of the Securities Act.  Plaintiff seeks compensatory damages, costs and expenses, including counsel and expert fees, rescission or a rescissory measure of damages, disgorgement, and equitable and injunctive relief.  On January 21, 2020, the defendants served motions to dismiss the amended complaint, which remains pending to date.

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

No amounts have been accrued for any of the putative class action lawsuits referenced above as of September 30, 2020, as we do not believe the likelihood of a material loss is probable.  Although the ultimate outcome of these matters cannot be predicted with certainty, the resolution of any of these matters could have a material impact on our results of operations if a material loss becomes probable and estimable in a future period.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or the 2019 10-K, which could materially affect our business, financial condition or future results. As a supplement to the risk factors identified in the 2019 10-K, below we have revised one of our risk factors (regarding a recent decision of the Delaware Supreme Court affecting the provision in our restated certificate of incorporation that provides that the federal district courts of the United States are the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act) and set forth a new risk factor (regarding the COVID-19 pandemic).  The COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in the 2019 10-K, and the risk factor disclosure in the 2019 10-K is qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q, including the new risk factor set forth below.  Other than as provided below, there have been no material changes from the risk factors previously disclosed in the 2019 10-K..

Risks Related to Our Business and Our Industry

The coronavirus outbreak could negatively impact our operations and have an adverse effect on our revenues and/or results of operations.

The emergence of the coronavirus disease in 2019, or COVID-19, around the world, and particularly in the United States and China, and the accompanying responses of governments and businesses to the pandemic present various risks to us, not all of which we are able to fully evaluate or even to foresee at the current time. While the COVID-19 pandemic did not materially adversely affect our financial results, business operations or liquidity in the quarter and nine months ended September 30, 2020, economic and health conditions in the United States and across most of the globe changed rapidly during, and are continuing to change after the end of the quarter.  Globally to date, all aspects of our business remain fully operational, our work from home contingency plans have been implemented and are operating successfully, and we are working with our supply chain and contract manufacturers to ensure continued availability of all anticipated inventory requirements.  We intend to continue to monitor our business very closely for any effects of COVID-19 for as long as necessary on an ongoing basis.

Due to the above circumstances and as described generally in this Quarterly Report on Form 10-Q, our results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.  Management cannot predict the full impact of the COVID-19 pandemic on our sales channels, supply chain, manufacturing and distribution, or on economic conditions generally, including the effects on our current and potential customers, who may curtail spending on investments in current and/or new technologies, delay new equipment evaluations and trials, and possibly delay payments based on liquidity concerns, all of which could have a material impact on our business in the future. Similarly, our supply chain and our contract manufacturers could be affected, which could cause disruptions to our ability to meet customer demand. For example, while we experienced increased order volumes for certain of our products during the three months ended June 30, 2020, we are continuing to see potential delays in the supply chain that may impact future delivery schedules. If COVID-19 were to cause such impacts in the future, there could likely be a material adverse impact on our financial results, liquidity and capital resource needs. This uncertainty makes it challenging for management to estimate the future performance of our businesses, particularly over the near to medium term. However, the impact of COVID-19 could have a material adverse impact on our results of operations over the near to medium term.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On December 14, 2017, the Securities and Exchange Commission, or the SEC, declared our registration statement on Form S-1 (File No. 333-221658) for our initial public offering effective. The net offering proceeds to us from the offering, after deducting underwriting discounts of $6.3 million and offering expenses payable by us totaling $4.1 million, were approximately $79.3 million. No offering discounts, commissions or expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 15, 2017 pursuant to Rule 424(b)(4). As of September 30, 2020, we had not used any of the net offering proceeds and we have invested the proceeds into an investment portfolio with the primary objective of preserving principal and providing liquidity without significantly increasing risk.

Stock Repurchase Program

The following table sets forth information with respect to repurchases of shares of our common stock during the three-month period ended September 30, 2020:

Casa Systems, Inc. Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)		(In thousands)	(In thousands)
July 1 - July 31, 2020	—	$—	—	$70,208
August 1 - August 31, 2020	—	$—	—	$70,208
September 1 - September 30, 2020	—	$—	—	$70,208

(1)	The calculation of average price included above excludes the cost of commissions.

(2)

On February 21, 2019, we announced that our board of directors authorized the repurchase of up to $75.0 million of our common stock under a stock repurchase program. From inception through September 30, 2020, we repurchased approximately 1.7 million shares under the program. The stock repurchase program has no expiration date and does not require us to purchase a minimum number of shares. We may suspend, modify or discontinue the stock repurchase program at any time without prior notice.

Item 5. Other Information.

The information set forth under the caption “Facility Lease Renewal” within Note 19 to the Company’s condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38324) filed on December 19, 2017)

3.2	By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38324) filed on December 19, 2017)

10.1	Lease Annexure “A”, dated October 29, 2020, between ESR Investment Nominees 3 (Australia) Pty Limited and NetComm Wireless Pty Ltd

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASA SYSTEMS, INC.

Date: October 29, 2020	By:	/s/ Jerry Guo
Jerry Guo
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: October 29, 2020	By:	/s/ Scott Bruckner
Scott Bruckner
Chief Financial Officer (Principal Financial Officer)