Form 10-Q
period 2021-09-30
Casa Systems Inc
filed 2021-11-02
CIK 1333835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 26, 2021, the registrant had 86,006,357 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$156,460	$157,455
Accounts receivable, net of provision for doubtful accounts of $121 and $58 as of September 30, 2021 and December 31, 2020, respectively	80,863	94,124
Inventory	91,853	101,204
Prepaid expenses and other current assets	4,485	3,864
Prepaid income taxes	19,956	14,087
Total current assets	353,617	370,734
Property and equipment, net	24,647	28,880
Accounts receivable, net of current portion	—	143
Deferred tax assets	1,704	1,150
Goodwill	50,177	50,177
Intangible assets, net	32,661	35,844
Other assets	7,435	6,038
Total assets	$470,241	$492,966
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,841	$41,203
Accrued expenses and other current liabilities	33,368	39,793
Accrued income taxes	4,020	7,463
Deferred revenue	15,857	15,531
Current portion of long-term debt, net of unamortized debt issuance costs	8,421	15,171
Total current liabilities	84,507	119,161
Accrued income taxes, net of current portion	11,359	9,520
Deferred tax liabilities	6,504	7,282
Deferred revenue, net of current portion	5,072	3,520
Long-term debt, net of current portion and unamortized debt issuance costs	274,672	276,085
Other liabilities, net of current portion	1,582	1,024
Total liabilities	383,696	416,592
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized as of September 30, 2021 and December 31, 2020; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 500,000 shares authorized; 87,678 and 85,329 shares issued as of September 30, 2021 and December 31, 2020, respectively; 85,956 and 83,607 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	88	85
Treasury stock, at cost; 1,722 shares	(4,826)	(4,826)
Additional paid-in capital	191,399	183,041
Accumulated other comprehensive income	467	337
Accumulated deficit	(100,583)	(102,263)
Total stockholders’ equity	86,545	76,374
Total liabilities and stockholders’ equity	$470,241	$492,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Product	$87,752	$93,741	$262,019	$239,627
Service	11,467	12,006	34,207	33,093
Total revenue	99,219	105,747	296,226	272,720
Cost of revenue:
Product	57,372	51,947	150,515	130,602
Service	1,223	1,206	3,532	3,741
Total cost of revenue	58,595	53,153	154,047	134,343
Gross profit	40,624	52,594	142,179	138,377
Operating expenses:
Research and development	21,578	21,823	63,479	63,722
Selling, general and administrative	21,029	21,630	64,492	67,731
Total operating expenses	42,607	43,453	127,971	131,453
(Loss) income from operations	(1,983)	9,141	14,208	6,924
Other income (expense):
Interest income	80	170	297	847
Interest expense	(3,969)	(3,771)	(11,886)	(12,706)
(Loss) gain on foreign currency, net	(375)	(6)	(1,353)	674
Other income, net	83	338	634	435
Total other income (expense), net	(4,181)	(3,269)	(12,308)	(10,750)
(Loss) income before (benefit from) provision for income taxes	(6,164)	5,872	1,900	(3,826)
(Benefit from) provision for income taxes	(5,288)	2,399	220	(5,433)
Net (loss) income	(876)	3,473	1,680	1,607
Other comprehensive (loss) income—foreign currency translation adjustment, net of tax	(127)	1,334	130	916
Other comprehensive loss—gain on foreign currency hedge net of tax	—	(527)	—	—
Comprehensive (loss) income	$(1,003)	$4,280	$1,810	$2,523
Net (loss) income per share attributable to common stockholders:
Basic	$(0.01)	$0.04	$0.02	$0.02
Diluted	$(0.01)	$0.04	$0.02	$0.02
Weighted-average shares used to compute net (loss) income per share attributable to common stockholders:
Basic	85,660	83,302	84,985	83,437
Diluted	85,660	85,466	88,948	85,370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2021	87,116	$87	1,722	$(4,826)	$185,809	$594	$(99,707)	$81,957
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	562	1	—	—	1,704	—	—	1,705
Foreign currency translation adjustment	—	—	—	—	—	(127)	—	(127)
Stock-based compensation	—	—	—	—	3,886	—	—	3,886
Net loss	—	—	—	—	—	—	(876)	(876)
Balances at September 30, 2021	87,678	$88	1,722	$(4,826)	$191,399	$467	$(100,583)	$86,545

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2021	85,329	$85	1,722	$(4,826)	$183,041	$337	$(102,263)	$76,374
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	2,349	3	—	—	(2,787)	—	—	(2,784)
Foreign currency translation adjustment	—	—	—	—	—	130	—	130
Stock-based compensation	—	—	—	—	11,145	—	—	11,145
Net income	—	—	—	—	—	—	1,680	1,680
Balances at September 30, 2021	87,678	$88	1,722	$(4,826)	$191,399	$467	$(100,583)	$86,545

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

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows provided by operating activities:
Net income	$1,680	$1,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,986	13,660
Stock-based compensation	11,245	9,498
Deferred income taxes	(1,322)	(1,834)
Increase in provision for doubtful accounts	63	18
Change in provision for excess and obsolete inventory	(98)	1,290
Gain on disposal of assets	29	11
Changes in operating assets and liabilities:
Accounts receivable	13,194	27,537
Inventory	9,302	(6,617)
Prepaid expenses and other assets	(1,648)	3,004
Prepaid income taxes	(5,873)	(9,763)
Accounts payable	(17,553)	13,764
Accrued expenses and other current liabilities	(6,074)	973
Accrued income taxes	(1,601)	2,467
Deferred revenue	1,867	(3,971)
Net cash provided by operating activities	15,197	51,644
Cash flows used in investing activities:
Purchases of property and equipment	(2,979)	(4,102)
Purchases of software licenses	(1,425)	—
Net cash used in investing activities	(4,404)	(4,102)
Cash flows used in financing activities:
Principal repayments of debt	(9,025)	(8,893)
Borrowings on revolving credit facility	—	6,500
Proceeds from exercise of stock options	3,532	957
Employee taxes paid related to net share settlement of equity awards	(6,315)	(639)
Payments of dividends and equitable adjustments	(97)	(661)
Repurchases of treasury stock	—	(3,031)
Net cash used in financing activities	(11,905)	(5,767)
Effect of exchange rate changes on cash and cash equivalents	111	763
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,001)	42,538
Cash, cash equivalents and restricted cash at beginning of period	158,461	114,657
Cash, cash equivalents and restricted cash at end of period (1)	$157,460	$157,195
Supplemental disclosures of cash flow information:
Cash paid for interest	$12,167	$9,226
Cash paid for income taxes	$8,288	$2,306
Supplemental disclosures of non-cash operating, investing and financing activities:
Purchases of property and equipment included in accounts payable	$179	$673
Unpaid equitable adjustments included in accrued expenses and other current liabilities	$1	$85

(1)	See Note 2 of the accompanying notes for a reconciliation of the ending balance of cash, cash equivalents and restricted cash shown in these unaudited condensed consolidated statements of cash flows.

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

The accompanying condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 and the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 are unaudited. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020 are also unaudited. The accompanying condensed consolidated balance sheet as of December 31, 2020 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021 (the “Annual Report on Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K. There have been no changes to the Company’s accounting policies from those disclosed in the Annual Report on Form 10-K that would have a material impact on the Company’s condensed consolidated financial statements.

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

The COVID-19 pandemic presents various risks to the Company, not all of which the Company is able to fully evaluate or even to foresee at the current time, and which could have a material effect upon the estimates and judgments relied upon by management in preparing these condensed consolidated financial statements. While the Company remains fully operational, during the three and nine months ended September 30, 2021, the effects of the COVID-19 pandemic on the global supply chain had a significant adverse effect on the Company’s financial results. In particular, certain of the Company’s products utilize components, for which there has been increased global demand.  As a result, throughout 2021, and increasingly during the three months ended September 30, 2021, the Company began to see shortages of supply that resulted in the Company’s inability to fulfill certain customer orders within normal lead times.  This adversely impacted the Company’s revenue and operating results for the three and nine months ended September 30, 2021. While the Company continues to work with its supply chain, contract manufacturers, and customers to minimize the extent of such impacts, the Company expects the effects of global supply chain issues to continue and cannot predict when such effects will subside.  This may prevent the Company from being able to fulfill its customers’ orders in a timely manner or at all, which could lead to one or more of its customers cancelling their orders.  At this time the Company is neither able to estimate the extent of these impacts nor predict whether its efforts to minimize or contain them will be successful. The Company intends to continue to monitor its business very closely for any effects of COVID-19 for as long as necessary.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments maturing within three months from the date of purchase. As of September 30, 2021 and December 31, 2020, the Company’s cash and cash equivalents consisted of investments in certificates of deposit and money market mutual funds.

Restricted cash as of September 30, 2021 and December 31, 2020 consisted of a certificate of deposit of $1,000 and $1,006, respectively, pledged as collateral for a stand-by letter of credit required to support a contractual obligation.

The following table is a reconciliation of cash, cash equivalents and restricted cash included in the accompanying condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash included in the accompanying condensed consolidated statements of cash flows:

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$156,460	$156,191
Restricted cash included in other assets	1,000	1,004
	$157,460	$157,195

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

Accounts receivable as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Current portion of accounts receivable, net:
Accounts receivable, net	$80,719	$93,480
Accounts receivable, extended payment terms	144	644
	80,863	94,124
Accounts receivable, net of current portion:
Accounts receivable, extended payment terms	—	143
	$80,863	$94,267

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

As of September 30, 2021 and December 31, 2020, the Company concluded that all amounts due under extended payment terms were collectible and no reserve for credit losses was recorded. During the nine months ended September 30, 2021 and 2020, the Company did not provide a reserve for credit losses and did not write off any uncollectible receivables due under extended payment terms.

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

Significant customers are those that represent 10% or more of revenue or accounts receivable and are set forth in the following tables:

	Revenue		Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Customer A	24%	13%	20%	*
Customer B	*	27%	*	23%
Customer C	*	*	11%	*

	Accounts Receivable, Net
	September 30, 2021	December 31, 2020
Customer A	21%	*
Customer D	*	17%

*	Less than 10% of total

Certain of the components and subassemblies included in the Company’s products are obtained from a single source or a limited group of suppliers. Although the Company seeks to reduce dependence on those single or limited source suppliers, the partial or complete loss of certain of these sources could have a material adverse effect on the Company’s operating results, financial condition and cash flows and damage its customer relationships.

Stock-Based Compensation

The Company measures stock options and other stock-based awards granted to employees and directors based on the fair value on the date of grant and recognizes compensation expense of those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues stock options with only service-based vesting conditions and records the expense for these awards using the straight-line method.

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

The Company estimates the fair value of each stock option grant on the date of grant using the Black-Scholes option pricing model. The Company was a private company until December 14, 2017 and lacks sufficient company-specific historical and implied volatility information for its stock. Therefore, for all options granted in 2020 or before, the Company estimated its expected stock volatility based on the historical volatility of publicly traded peer companies. Beginning with options granted in 2021, the Company estimates its expected stock volatility using a weighted-average calculation based on the historical volatility of the Company and publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company does not have a history of declaring or paying cash dividends, except for the special cash dividends declared in November 2014, June 2016, December 2016, May 2017 and November 2017, and in those circumstances the board of directors approved cash dividends to be paid to holders of the Company’s stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) upon vesting as an equitable adjustment to the holders of such instruments.

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

3. Goodwill and Intangible Assets

Intangible assets, net consisted of the following at September 30, 2021 and December 31, 2020, respectively:

	Cost	Accumulated Amortization	Net Balance
Developed Technology	$25,000	$(8,037)	$16,963
Customer Relationships	18,000	(4,050)	13,950
Trade Name	1,000	(747)	253
Purchased software	1,817	(322)	1,495
Totals as of September 30, 2021	$45,817	$(13,156)	$32,661

	Cost	Accumulated Amortization	Net Balance
Developed Technology	$25,000	$(5,358)	$19,642
Customer Relationships	18,000	(2,700)	15,300
Trade Name	1,000	(498)	502
Purchased software	432	(32)	400
Totals as of December 31, 2020	$44,432	$(8,588)	$35,844

As of September 30, 2021, amortization expense on existing intangible assets for the next five years and beyond is as follows:

Year Ending December 31,
Remainder of 2021	$1,532
2022	5,958
2023	5,760
2024	5,656
2025	5,651
Thereafter	8,104
$32,661

A summary of amortization expense recorded during the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product cost of revenue	$893	$893	$2,679	$2,679
Research and development	105	—	290	—
Selling, general and administrative	533	533	1,599	1,600
Totals	$1,531	$1,426	$4,568	$4,279

The Company’s goodwill is the result of its acquisition of NetComm on July 1, 2019 and represents the excess of purchase price over the estimated fair value of net assets acquired. There has been no change to the $50,177 carrying amount of goodwill since December 31, 2020.

4. Inventory

Inventory as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Raw materials	$49,297	$50,904
Work in process	—	19
Finished goods:
Manufactured finished goods	41,730	49,764
Deferred inventory costs	826	517
	$91,853	$101,204

5. Property and Equipment

Property and equipment as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Computers and purchased software	$25,284	$24,865
Leasehold improvements	4,185	4,148
Furniture and fixtures	2,670	2,644
Machinery and equipment	37,427	36,701
Land	3,091	3,091
Building	4,765	4,765
Building improvements	7,282	7,244
Trial systems at customers’ sites	4,232	5,300
	88,936	88,758
Less: Accumulated depreciation and amortization	(64,289)	(59,878)
	$24,647	$28,880

During the nine months ended September 30, 2021 and 2020, the Company transferred trial systems into inventory from property and equipment with values of $1,145 and $690, respectively, net of transfers of trial systems to cost of revenue. In addition, the Company transferred $325 and $766 of equipment into inventory from property and equipment during the nine months ended September 30, 2021 and 2020, respectively.

Depreciation and amortization expense on property and equipment totaled $2,258 and $2,968 for the three months ended September 30, 2021 and 2020, respectively, and $7,418 and $9,370 for the nine months ended September 30, 2021 and 2020, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Accrued compensation and related taxes	$16,919	$22,785
Inventory-related accruals	4,619	855
Accrued warranty	2,483	2,354
Other accrued expenses	9,347	13,799
	$33,368	$39,793

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

A summary of changes in the amount reserved for warranty costs for the nine months ended September 30, 2021 and 2020 is as follows:

	Nine Months Ended September 30,
	2021	2020
Warranty reserve at beginning of period	$2,354	$2,448
Provisions	2,015	2,054
Charges	(1,886)	(2,103)
Warranty reserve at end of period	$2,483	$2,399

7. Fair Value Measurements

The following tables present information about the fair value of the Company’s financial assets and liabilities as of September 30, 2021 and December 31, 2020 and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit—restricted cash	$—	$1,000	$—	$1,000
Money market mutual funds	127,221	—	—	127,221
Foreign currency forward contracts	—	24	—	24
	$127,221	$1,024	$—	$128,245
Liabilities:
SARs	$—	$—	$458	$458
	$—	$—	$458	$458

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit—restricted cash	$—	$1,006	$—	$1,006
Money market mutual funds	114,404	—	—	114,404
	$114,404	$1,006	$—	$115,410
Liabilities:
SARs	$—	$—	$493	$493
	$—	$—	$493	$493

During the nine months ended September 30, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

There were no changes to the valuation techniques used to measure asset and liability fair values on a recurring basis during the nine months ended September 30, 2021 from those included in the Company’s consolidated financial statements for the year ended December 31, 2020. The following table provides a summary of changes in the fair values of the Company’s SARs liability, for which fair value is determined by Level 3 inputs:

	Nine Months Ended September 30,
	2021	2020
Fair value at beginning of period	$493	$264
Change in fair value	100	(7)
Exercises	(135)	—
Fair value at end of period	$458	$257

8. Derivative Instruments

The Company has certain international customers that are billed in foreign currencies. To mitigate the volatility related to fluctuations in the foreign exchange rates for accounts receivable denominated in foreign currencies, the Company enters into foreign currency forward contracts. As of September 30, 2021, the Company had foreign currency forward contracts outstanding with notional amounts totaling 1,379 Euros maturing in the fourth quarter of 2021 and the first quarter of 2022.  As of December 31, 2020, no foreign currency forward contracts were outstanding.

The Company’s foreign currency forward contracts described above economically hedged certain risks but were not designated as hedges for financial reporting purposes, and accordingly, all changes in the fair value of the derivative instruments were recorded as unrealized foreign currency transaction gains or losses and were included in the condensed consolidated statements of operations and comprehensive (loss) income as a component of other income (expense). The Company records derivative instruments in the condensed consolidated balance sheet at their fair values. As of September 30, 2021, the Company recorded an asset of $24 relating to outstanding foreign currency forward contracts. As of December 31, 2020 the Company recorded no asset relating to outstanding foreign currency forward contracts.  As of September 30, 2021 and December 31, 2020, the Company recorded no liability relating to outstanding foreign currency forward contracts.

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

During the three months ended September 30, 2020, the Company settled one cash flow hedge with a notional amount of 5,000 AUD to hedge certain Australian dollar cash flows incurred during the period. The amount of gain reclassified from other comprehensive (loss) income for the three months ended September 30, 2020 was $527. The full amount of the fair value of the derivatives on the settlement date of $725 was recognized as $57 cost of goods sold, $353 research and development expense and $315 selling, general and administrative expense in the condensed consolidated statement of comprehensive (loss) income for the three months ended September 30, 2020.

During the nine months ended September 30, 2020, the Company settled two cash flow hedges with notional amounts of 8,500 AUD and 5,000 AUD to hedge certain Australian dollar cash flows incurred during the period. The amount of gain reclassified from other comprehensive (loss) income for the nine months ended September 30, 2020 was $752. The full amount of the fair value of the derivatives on the settlement date of $1,613 was recognized as $124 cost of goods sold, $890 research and development expense and $599 selling, general and administrative expense in the condensed consolidated statement of comprehensive (loss) income for the nine months ended September 30, 2020.

The Company did not have any cash flow hedges outstanding as of September 30, 2021 and December 31, 2020.

9. Income Taxes

The Company’s effective income tax rate was 85.8% and 40.9% for the three months ended September 30, 2021 and 2020, respectively. The (benefit from) provision for income taxes was $(5,288) and $2,399 for the three months ended September 30, 2021 and 2020, respectively. The change in the (benefit from) provision for income taxes was primarily due to a discrete benefit of ($7,097) recorded in the three months ended September 30, 2021 related to a change in estimate of the Company’s prior year net operating loss that is able to be carried back as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The change in the (benefit from) provision for income taxes was also impacted by changes in the jurisdictional mix of earnings period over period.

The Company’s effective income tax rate was 11.6% and 142.0% for the nine months ended September 30, 2021 and 2020, respectively. The provision for (benefit from) income taxes was $220 and $(5,433) for the nine months ended September 30, 2021 and 2020, respectively. The change in the provision for (benefit from) income taxes was primarily due to a discrete tax benefit of $ (9,310) recorded during the nine months ended September 30, 2020 associated with the enactment of the CARES Act, partially offset by a discrete benefit of ($7,097) recorded during the nine months ended September 30, 2021 associated with a change in estimate of the Company’s prior year net operating loss that is able to be carried back as part of the CARES Act. The change in the provision for (benefit from) income taxes was also impacted by changes in the jurisdictional mix of earnings period over period.

The (benefit from) provision for income taxes for the three and nine months ended September 30, 2021 and 2020 differed from the federal statutory rate primarily due to the geographical mix of earnings and related foreign tax rate differential, permanent differences, research and development tax credits, foreign tax credits, the valuation allowance maintained against certain deferred tax assets and withholding taxes.

10. Debt

The aggregate principal amount of debt outstanding as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
	2021	2020
Term loan	$278,975	$288,000
Revolving credit facility	6,500	6,500
Total principal amount of debt outstanding	$285,475	$294,500

Current and non-current debt obligations reflected in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
	2021	2020
Current liabilities:
Term loan	$3,000	$9,775
Revolving credit facility	6,500	6,500
Current portion of principal payment obligations	9,500	16,275
Unamortized debt issuance costs, current portion	(1,079)	(1,104)
Current portion of long-term debt, net of unamortized debt issuance costs	$8,421	$15,171
Non-current liabilities:
Term loan	$275,975	$278,225
Unamortized debt issuance costs, non-current portion	(1,303)	(2,140)
Long-term debt, net of current portion and unamortized debt issuance costs	$274,672	$276,085

As of September 30, 2021, aggregate minimum future principal payments of the Company’s debt are summarized as follows:

Year Ending December 31,
Remainder of 2021	$7,250
2022	3,000
2023	275,225
Thereafter	—
$285,475

Term Loan and Revolving Credit Facilities

On December 20, 2016, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, various lenders and JPMorgan Chase Bank, N.A. and Barclays Bank PLC providing for (i) a term loan facility of $300,000 and (ii) a revolving credit facility of up to $25,000 in revolving credit loans and letters of credit.

As of September 30, 2021 and December 31, 2020, $278,975 and $288,000 in principal amount, respectively, were outstanding under the term loan facility (the “Term Loan”).  As of September 30, 2021 and December 31, 2020, the Company had outstanding borrowings under the revolving credit facility of $6,500, which were repaid in full on October 25, 2021 using cash and cash equivalents in the condensed consolidated balance sheets as of September 30, 2021. See Note 18, Subsequent Events below for further discussion. As of September 30, 2021 and December 31, 2020, the Company had also used $1,450 and $1,454 of available credit under the revolving credit facility for two stand-by letters of credit, one which serves as collateral to one of the Company’s customers pursuant to a contractual performance guarantee and one which serves as collateral for operating leases in Australia. In addition, the Company may, subject to certain conditions, including the consent of the administrative agent and the institutions providing such increases, increase the facilities by an unlimited amount so long as the Company is in compliance with specified leverage ratios, or otherwise by up to $70,000.

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

For Eurodollar rate loans, the Company may select interest periods of one, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. The Company has the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at its option, subject, in the case of Eurodollar rate loans, to breakage costs if the conversion is effected prior to the end of the applicable interest period. As of September 30, 2021 and December 31, 2020, the interest rate on the Term Loans was 5.00% per annum, which was based on a one-month and six-month Eurodollar rate, respectively, at the applicable floor of 1.00% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. As of September 30, 2021, the interest rate on the revolving credit facility was 1.83% per annum, which was based on a one-month Eurodollar rate of 0.08% per annum plus the applicable margin of 1.75% per annum for Eurodollar rate loans. As of December 31, 2020, the interest rate on the revolving credit facility was 2.12% per annum, which was based on the six-month Eurodollar rate of 0.37% per annum plus the applicable margin of 1.75% per annum for Eurodollar rate loans.

Upon entering into the term loan facility, the Company incurred debt issuance costs of $7,811, which were initially recorded as a reduction of the debt liability and are amortized to interest expense using the effective interest method from the issuance date of the Term Loan until the maturity date. The Company made principal payments of $750 during each of the three months ended September 30, 2021 and 2020, and $9,025 and $2,250 during the nine months ended September 30, 2021 and 2020, respectively, under the term loan facility. No principal payments were made under the revolving credit facility during the three and nine months ended September 30, 2021 and 2020. Interest expense for the Term Loan and revolving credit facility, including the amortization of debt issuance costs, totaled $3,870 and $3,892 for the three months ended September 30, 2021 and 2020, respectively, and totaled $11,672 and $12,366 for the nine months ended September 30, 2021 and 2020, respectively.

The revolving credit facility also requires payment of quarterly commitment fees at a rate of 0.25% per annum on the difference between committed amounts and amounts actually borrowed under the facility and customary letter of credit fees. For each of the three months ended September 30, 2021 and 2020, interest expense related to the fee for the unused amount of the revolving credit facility totaled $11 and for the nine months ended September 30, 2021 and 2020, interest expense related to the fee for the unused amount of the revolving credit facility totaled $33 and $41, respectively.

The Term Loan matures on December 20, 2023, and the revolving credit facility matures on December 20, 2021. The Term Loans are subject to amortization in equal quarterly installments, which commenced on March 31, 2017, of principal in an annual aggregate amount equal to 1.0% of the original principal amount of the Term Loans of $300,000, with the remaining outstanding balance payable at the date of maturity.

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

The facilities are secured by, among other things, a first priority security interest, subject to permitted liens, in substantially all of the Company’s assets and all of the assets of certain of its subsidiaries and a pledge of certain of the stock of certain of its subsidiaries, in each case subject to specified exceptions. The facilities contain customary affirmative and negative covenants, including certain restrictions on the Company’s ability to pay dividends, and with respect to the revolving credit facility, a financial covenant requiring the Company to maintain a specified total net leverage ratio in the event that on the last day of any fiscal quarter the Company has utilized more than 30% of its borrowing capacity under the facility. The Company was in compliance with all covenants as of September 30, 2021 and December 31, 2020.

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

The Mortgage Loan was paid on the maturity date of July 1, 2020, utilizing the Company’s revolving credit facility.  The Company made principal payments under the Mortgage Loan of $6,483 and $6,643 during the three and nine months ended September 30, 2020, respectively. No interest expense was incurred during the three months ended September 30, 2020.  Interest expense, including the amortization of debt issuance costs, totaled $120 during the nine months ended September 30, 2020.

11. Stockholders’ Equity

In connection with special dividends previously declared, the board of directors also approved cash payments to be made to holders of the Company’s stock options, SARs and RSUs as equitable adjustments to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. These equitable adjustment payments are equal to an amount per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The below table provides details of these equitable adjustment payments:

			Equitable Adjustment Payments
			Nine Months Ended		Equitable Adjustment Liability(1)
Dividend Declaration Dates	Equitable Adjustment per share	Year of Final Vesting	September 30, 2021	September 30, 2020	As of September 30, 2021	As of December 31, 2020
November 30, 2017	$0.5802	2021	$42	$136	$1	$30
May 10, 2017	1.1774	2021	53	176	—	31
December 27, 2016	2.3306	2020	2	295	—	2
June 17, 2016	0.5891	2020	—	54	—	—
Total			$97	$661	$1	$63

(1)

Net of estimated forfeitures. Actual payouts may vary based on actual forfeitures. Amounts are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Stock Repurchase Program

On February 21, 2019, the Company announced a stock repurchase program authorizing it to repurchase up to $75,000 of the Company’s common stock. There were no repurchases made during the three and nine months ended September 30, 2021.  There were no repurchases during the three months ended September 30, 2020.  During the nine months ended September 30, 2020, the Company repurchased 1,227 shares, at a cost of $3,031, including commissions. As of September 30, 2021, $70,208 remained authorized for repurchases of the Company’s common stock under the stock repurchase program. The stock repurchase program has no expiration date and does not require the Company to purchase a minimum number of shares, and the Company may suspend, modify or discontinue the stock repurchase program at any time without prior notice.

12. Stock-based Compensation

2017 Stock Incentive Plan

The Company’s 2017 Stock Incentive Plan (the “2017 Plan”) provides for the Company to sell or issue common stock or restricted common stock, or to grant qualified incentive stock options, nonqualified stock options, SARs, performance-based restricted stock units (“PSUs”), RSUs or other stock-based awards to the Company’s employees, officers, directors, advisors and outside consultants. The total number of shares authorized for issuance under the 2017 Plan was 20,617 shares as of September 30, 2021, of which 9,755 shares remained available for future grant.

Stock Options

The following table summarizes the outstanding stock option activity and a summary of information related to stock options as of and for the nine months ended September 30, 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at January 1, 2021	7,120	$8.01	4.88	$9,367
Granted	116	8.23
Exercised	(904)	2.26
Forfeited	(292)	10.70
Outstanding at September 30, 2021	6,040	$8.74	4.53	$7,200
Options exercisable at September 30, 2021	5,665	$8.69	4.28	$6,924
Vested or expected to vest at September 30, 2021	6,032	$8.74	4.52	$7,182

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	1.0%	0.4%	1.0%	0.4%-0.7%
Expected term (in years)	6.1	6.1	6.1	6.1
Expected volatility	38.6%	31.8%	38.2%-38.6%	29.3%-31.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2021 and 2020 was $3.15 and $0.98 per share, respectively. Cash proceeds received upon the exercise of options were $3,532 and $955 during the nine months ended September 30, 2021 and 2020, respectively. The intrinsic value of stock options exercised during the nine months ended September 30, 2021 and 2020 was $5,182 and $1,480, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Restricted Stock Units

A summary of RSU activity under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”) and the 2017 Plan for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2021	4,231	$5.43
Granted	1,660	8.26
Vested	(1,241)	6.15	$10,149
Forfeited	(270)	4.68
Unvested balance at September 30, 2021	4,380	$6.34

The Company withheld 779 and 150 shares of common stock in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs during the nine months ended September 30, 2021 and 2020, respectively.

Performance-Based Stock Units

During the nine months ended September 30, 2021 and 2020, the Company granted PSUs to certain employees that vest over a three-year period based on the achievement of performance goals and continued performance of services.  The performance goals consist solely of market-based vesting conditions, determined by the Company’s level of achievement of pre-established parameters relating to the performance of the Company’s stock price as set by the Board of Directors. Vesting may occur at any time during the three-year period.

Compensation expense is based on the estimated value of the awards on the grant date, and is recognized over the period from the grant date through the expected vest dates of each vesting condition, both of which were estimated based on a Monte Carlo simulation model applying the following key assumptions:

	Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	0.2%	1.2%
Volatility	78.6%	70.0%
Dividend yield	0.0%	0.0%
Cost of equity	12.0%	11.0%

A summary of PSU activity for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2021	737	$3.22
Granted	442	7.89
Vested	(737)	3.22	$6,449
Forfeited	—	—
Unvested balance at September 30, 2021	442	$7.89

Stock Appreciation Rights

Over time, the Company has granted SARs that allow the holder the right, upon exercise, to receive in cash the amount of the difference between the fair value of the Company’s common stock at the date of exercise and the price of the underlying common stock at the date of grant of each SAR. The SARs vested over a four-year period from the date of grant and expire ten years from the date of grant. During the nine months ended September 30, 2021, 20 SARs were exercised with a fair value of $6.75 per share. As of September 30, 2021, 200 outstanding and fully vested SARs were exercisable with a weighted-average fair value of $2.29 per SAR. The fair value of the SAR liability as of September 30, 2021 and December 31, 2020 was $458 and $493, respectively (see Note 7), and was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options, RSUs, SARs and PSUs for the three and nine months ended September 30, 2021 and 2020 was classified in the condensed consolidated statements of operations and comprehensive (loss) income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$29	$45	$95	$115
Research and development expenses	557	592	1,971	1,679
Selling, general and administrative expenses	3,112	2,845	9,179	7,704
Total stock-based compensation	$3,698	$3,482	$11,245	$9,498

The Company recognized stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020 in the condensed consolidated balance sheet as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Change in fair value of SAR Liability	$(188)	$(14)	$100	$(7)
Recognized as additional paid-in capital	3,886	3,496	11,145	9,505
Total stock-based compensation	$3,698	$3,482	$11,245	$9,498

As of September 30, 2021, there was $25,442 of unrecognized compensation cost related to outstanding stock options, RSUs, SARs and PSUs, which is expected to be recognized over a weighted-average period of 2.67 years.

13. Net (Loss) Income per Share

Basic and diluted net (loss) income per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income attributable to common stockholders, basic and diluted	$(876)	$3,473	$1,680	$1,607
Denominator:
Weighted-average shares used to compute net (loss) income per share attributable to common stockholders, basic	85,660	83,302	84,985	83,437
Dilutive effect of stock options	—	1,125	1,765	1,207
Dilutive effect of restricted stock units	—	1,039	2,198	726
Weighted-average shares used to compute net (loss) income per share attributable to common stockholders, diluted	85,660	85,466	88,948	85,370
Net (loss) income per share attributable to common stockholders:
Basic	$(0.01)	$0.04	$0.02	$0.02
Diluted	$(0.01)	$0.04	$0.02	$0.02

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net (loss) income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options to purchase common stock	6,040	4,156	3,459	4,156
Unvested restricted stock units	4,380	1,001	723	1,001
Unvested performance-based stock units	442	983	—	983

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
North America:
United States	$40,671	$32,036	$101,534	$90,825
Canada	11,087	6,428	61,875	15,170
Total North America	51,758	38,464	163,409	105,995
Europe, Middle East and Africa:	6,547	6,047	19,478	27,493
Asia-Pacific:
Australia	24,329	38,889	68,527	86,848
Other	8,832	10,014	24,526	31,884
Total Asia-Pacific	33,161	48,903	93,053	118,732
Latin America	7,753	12,333	20,286	20,500
Total revenue(1)	$99,219	$105,747	$296,226	$272,720

(1)	Other than the United States, Canada and Australia, no individual countries represented 10% or more of the Company’s total revenue for any of the periods presented.

The Company also disaggregates its revenue based on product line summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product revenue:
Wireless	$43,070	$26,825	$116,081	$62,992
Fixed telco	20,187	34,005	51,209	75,756
Cable	24,495	32,911	94,729	100,879
Total product revenue	87,752	93,741	262,019	239,627
Service revenue:
Wireless	1,141	2,396	3,416	5,244
Fixed telco	825	441	3,474	992
Cable	9,501	9,169	27,317	26,857
Total service revenue	11,467	12,006	34,207	33,093
Total revenue	$99,219	$105,747	$296,226	$272,720

Costs to Obtain or Fulfill a Contract

As of September 30, 2021 and December 31, 2020, the Company had short-term capitalized contract costs of $96 and $95, respectively, which are included in prepaid expenses and other current assets and had long-term capitalized contract costs of $67 and $70, respectively, which are included in other assets in the accompanying condensed consolidated balance sheets. During the three months ended September 30, 2021 and 2020, amortization expense associated with capitalized contract costs was $23 and $76, respectively, and during the nine months ended September 30, 2021 and 2020 was $75 and $524, respectively, all of which was recorded to selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

Contract Balances

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue when the Company satisfies its performance obligations, consistent with the above methodology. For the three and nine months ended September 30, 2021, the Company recognized $1,726 and $13,706, respectively, of revenue that was included in deferred revenue as of December 31, 2020.  For the three and nine months ended September 30, 2020, the Company recognized $9,857 and $20,194, respectively, of revenue that was included in deferred revenue as of December 31, 2019.

The Company receives payments from customers based upon contractual billing terms. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. As of September 30, 2021 and December 31, 2020, the Company included contract assets of $781 and $771, respectively, which is netted with deferred revenue in the accompanying condensed consolidated balance sheets.

Transaction price allocated to the remaining performance obligations

As of September 30, 2021, the aggregate remaining amount of revenue expected to be recognized related to unsatisfied or partially unsatisfied performance obligations was $20,929, which consists of deferred revenue. The Company expects approximately 76% of this amount to be recognized in the next twelve months with the remaining amount to be recognized over the next two to five years.

Other Revenue Recognition Policies

The Company’s customary payment terms are generally 90 days or less. If the Company provides extended payment terms that represent a significant financing component, the Company adjusts the amount of promised consideration for the time value of money using an appropriate discount rate and recognizes interest income separate from the revenue recognized on contracts with customers. During the three months ended September 30, 2021 and 2020, the Company recorded interest income of $6 and $10, respectively, and during the nine months ended September 30, 2021 and 2020, the Company recorded interest income of $14 and $57, respectively, all of which were recorded in the condensed consolidated statements of operations and comprehensive (loss) income.

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

The Company’s property and equipment, net by location was as follows:

	September 30, 2021	December 31, 2020
United States	$17,431	$20,988
China	3,144	2,986
Australia	2,236	2,849
Other	1,836	2,057
Total property and equipment, net	$24,647	$28,880

16. Related Parties

Employment of Rongke Xie

Rongke Xie, who serves as Deputy General Manager of Guangzhou Casa Communication Technology LTD (“Casa China”), a subsidiary of the Company, is the sister of Lucy Xie, the Company’s Senior Vice President of Operations and a member of the Company’s board of directors. Casa China paid Rongke Xie $187 and $153 in total compensation during the nine months ended September 30, 2021 and 2020, respectively, for her services as an employee.

To date, the Company has granted to Rongke Xie 116 RSUs which vest over four annual periods. The grant-date fair value of the awards totaled $500, which is recorded as stock-based compensation expense over the vesting period of the awards. During the three months ended September 30, 2021 and 2020, the Company recognized selling, general and administrative expenses of $28 and $25 related to these awards, and during the nine months ended September 30, 2021 and 2020, the Company recognized selling, general and administrative expenses of $78 and $62 related to these awards.

17. Commitments and Contingencies

Indemnification

The Company has, in the ordinary course of business, agreed to defend and indemnify certain customers against third-party claims asserting (i) infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and (ii) certain other harms caused by the acts or omissions of the Company.

As permitted under Delaware law, the Company indemnifies its officers, directors and employees for certain events or occurrences that happen by reason of their relationship with or position held at the Company.

As of September 30, 2021 and December 31, 2020, the Company had not experienced any material losses related to these indemnification obligations and no material claims were outstanding where a contingent loss was considered to be probable or reasonably estimable. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities were recorded in its condensed consolidated financial statements.

Litigation

The complete response to this section regarding legal proceedings is incorporated by reference herein to Part II Item I in this 10-Q.

18. Subsequent Events

Revolving Credit Facility

On October 25, 2021, the Company repaid all outstanding borrowings under the revolving credit facility utilizing funds held in cash and cash equivalents in the condensed consolidated balance sheets as of September 30, 2021. Repayment of the revolving credit facility included $6,500 of outstanding principal and $7 of outstanding interest on the payoff date. As noted in Note 10, Debt, the full $6,500 outstanding balance was included in current portion of long-term debt, net of unamortized debt issuance costs on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors.” For discussion comparing the period ended September 30, 2020 and September 30, 2019, please refer to our Quarterly Report on form 10-Q, filed with the SEC on October 29, 2020.

Overview

Our solutions are conceived, designed and built to enable our CSP customers to offer high bandwidth data services to their subscribers, and to transform their networks to meet the growing demand for bandwidth and to enable the introduction of new revenue-generating services. We offer physical, virtual and cloud-native 5G broadband and customer premise networking equipment for public and private high-speed data and multi-service communications networks. Our core and edge broadband technology enables CSPs and enterprises to cost-effectively and dynamically increase data network speed for their subscribers, add bandwidth capacity and new services, reduce network complexity, and reduce operating and capital expenditures.

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

COVID-19 Pandemic

The COVID-19 pandemic presents various risks to us, not all of which we are able to fully evaluate or even to foresee at the current time, and which could have a material effect upon the estimates and judgments relied upon by management in preparing these condensed consolidated financial statements. While we remain fully operational, during the three and nine months ended September 30, 2021, the effects of the COVID-19 pandemic on the global supply chain had a significant adverse effect on our financial results.  In particular, certain of our products utilize components, for which there has been increased global demand.  As a result, throughout 2021, and increasingly during the three months ended September 30, 2021, we began to see shortages of supply that resulted in our inability to fulfill certain customer orders within normal lead times.  This adversely impacted our revenue and operating results for the three and nine months ended September 30, 2021. While we continue to work with our supply chain, contract manufacturers, and customers to minimize the extent of such impacts, we expect the effects of global supply chain issues to continue and cannot predict when such effects will subside.  This may prevent us from being able to fulfill our customers’ orders in a timely manner or at all, which could lead to one or more of our customers cancelling their orders.  At this time, we are neither able to estimate the extent of these impacts nor predict whether our efforts to minimize or contain them will be successful. We intend to continue to monitor our business very closely for any effects of COVID-19 for as long as necessary.

In addition to the negative impact on our business from global supply chain constraints related to COVID-19, we saw certain benefits that included decreases in certain operating expenses, such as travel and trade show expense, and benefited from certain U.S. government tax relief measures, discussed further below, during the year ended December 31, 2020, and the three and nine months ended September 30, 2021.  We expect these benefits to gradually diminish as the various geographies in which we operate begin to recover from the pandemic.

For the nine months ended September 30, 2021, we were able to benefit from the CARES Act that was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s Social Security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP).  For the nine months ended September 30, 2021, we recognized a reduction to cost of goods sold of $0.6 million and a reduction in operating expenses of $4.3 million, in connection with a payroll tax credit under the CARES Act.  For the nine months ended September 30, 2021 and 2020, we recognized an income tax benefit of $7.1 million and $9.3 million, respectively (see Note 9 to our accompanying financial statements). We will continue to evaluate the impact of the CARES Act on our financial position, results of operations, and cash flows.

Due to the above circumstances and as described generally in this Quarterly Report on Form 10-Q, our results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected in future periods. Management cannot predict the full impact of the COVID-19 pandemic on our sales channels, supply chain, manufacturing and distribution, or on economic conditions generally, including the effects on our current and potential customers, who may curtail spending on investments in current and/or new technologies, delay new equipment evaluations and trials, cancel orders, and possibly delay payments based on liquidity concerns, all of which could have a material impact on our business in the future. Similarly, our supply chain and our contract manufacturers could be affected, which could cause disruptions to our ability to meet customer demand or delivery schedules. For the three and nine months ended September 30, 2021, we did see certain delays in our supply chain that adversely impacted delivery schedules to our customers. If COVID-19 were to have such effects in the future, there would likely be a material adverse impact on our financial results, liquidity and capital resource needs. This uncertainty makes it challenging for management to estimate the future performance of our business, particularly in the near to medium term and the impact of COVID-19 could have a material adverse impact on our results of operations in the near to medium term.

Results of Operations

The following tables set forth our consolidated results of operations in dollar amounts and as percentages of total revenue for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenue:
Product	$87,752	$93,741	$262,019	$239,627
Service	11,467	12,006	34,207	33,093
Total revenue	99,219	105,747	296,226	272,720
Cost of revenue(1):
Product	57,372	51,947	150,515	130,602
Service	1,223	1,206	3,532	3,741
Total cost of revenue	58,595	53,153	154,047	134,343
Gross profit	40,624	52,594	142,179	138,377
Operating expenses:
Research and development(1)	21,578	21,823	63,479	63,722
Selling, general and administrative(1)	21,029	21,630	64,492	67,731
Total operating expenses	42,607	43,453	127,971	131,453
(Loss) income from operations	(1,983)	9,141	14,208	6,924
Other income (expense), net	(4,181)	(3,269)	(12,308)	(10,750)
(Loss) income before (benefit from) provision for income taxes	(6,164)	5,872	1,900	(3,826)
(Benefit from) provision for income taxes	(5,288)	2,399	220	(5,433)
Net (loss) income	$(876)	$3,473	$1,680	$1,607

(1)	Includes stock-based compensation expense related to stock options; SARs; RSUs; and PSUs, granted to employees, directors and non-employee consultants as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of revenue	$29	$45	$95	$115
Research and development expense	557	592	1,971	1,679
Selling, general and administrative expense	3,112	2,845	9,179	7,704
Total stock-based compensation expense	$3,698	$3,482	$11,245	$9,498

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(as a percentage of total revenue)		(as a percentage of total revenue)
Revenue:
Product	88.4%	88.6%	88.5%	87.9%
Service	11.6	11.4	11.5	12.1
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	57.8	49.1	50.8	47.9
Service	1.2	1.1	1.2	1.4
Total cost of revenue	59.1	50.3	52.0	49.3
Gross profit	40.9	49.7	48.0	50.7
Operating expenses:
Research and development	21.7	20.6	21.4	23.4
Selling, general and administrative	21.2	20.5	21.8	24.8
Total operating expenses	42.9	41.1	43.2	48.2
(Loss) income from operations	(2.0)	8.6	4.8	2.5
Other income (expense), net	(4.2)	(3.1)	(4.2)	(3.9)
(Loss) income before (benefit from) provision for income taxes	(6.2)	5.6	0.6	(1.4)
(Benefit from) provision for income taxes	(5.3)	2.3	0.1	(2.0)
Net (loss) income	(0.9)%	3.3%	0.6%	0.6%

Percentages in the table above are based on actual values. As a result, some totals may not sum due to rounding.

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

	Three Months Ended September 30,
	2021		2020		Change
	Amount	% of Total	Amount	% of Total	Amount	%
	(dollars in thousands)
Revenue:
Product	$87,752	88.4%	$93,741	88.6%	$(5,989)	(6.4)%
Service	11,467	11.6%	12,006	11.4%	(539)	(4.5)%
Total revenue	$99,219	100.0%	$105,747	100.0%	$(6,528)	(6.2)%
Revenue by geographic region:
North America	$51,758	52.2%	$38,464	36.4%	$13,294	34.6%
Europe, Middle East and Africa	6,547	6.6%	6,047	5.7%	500	8.3%
Asia-Pacific	33,161	33.4%	48,903	46.2%	(15,742)	(32.2)%
Latin America	7,753	7.8%	12,333	11.7%	(4,580)	(37.1)%
Total revenue	$99,219	100.0%	$105,747	100.0%	$(6,528)	(6.2)%

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
Product revenue:
Wireless	$43,070	$26,825	$16,245	60.6%
Fixed telco	20,187	34,005	(13,818)	(40.6)%
Cable	24,495	32,911	(8,416)	(25.6)%
Total product revenue	87,752	93,741	(5,989)	(6.4)%
Service revenue:
Wireless	1,141	2,396	(1,255)	(52.4)%
Fixed telco	825	441	384	87.1%
Cable	9,501	9,169	332	3.6%
Total service revenue	11,467	12,006	(539)	(4.5)%
Total revenue	$99,219	$105,747	$(6,528)	(6.2)%

Product revenues during the three months ended September 30, 2021 were adversely affected by supply chain delays across all of our markets. Wireless revenues increased despite such delays, due to increased revenues from certain Tier 1 customers in the period, including increased sales of certain end of life products that are not expected to derive significant revenues in future periods. In addition to the impact of supply chain delays, our fixed telco revenue declined due to decreased revenues from one Tier 1 customer, whose planned network buildout is nearing its completion. The decline in cable revenue was primarily the result of the aforementioned supply chain delays.

The decrease in service revenue was primarily due to decreased sales of services in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$57,372	$51,947	$5,425	10.4%
Service	1,223	1,206	17	1.4%
Total cost of revenue	$58,595	$53,153	$5,442	10.2%

	Three Months Ended September 30,
	2021		2020		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin (bps)
	(dollars in thousands)
Gross profit:
Product	$30,380	34.6%	$41,794	44.6%	$(11,414)	(1,000)
Service	10,244	89.3%	10,800	90.0%	(556)	(70)
Total gross profit	$40,624	40.9%	$52,594	49.7%	$(11,970)	(880)

The increase in cost of product revenue and the decrease in gross margin was due to product mix, with a lower proportion of higher margin software products and increased lower margin wireless customer premise equipment product sales.

Cost of service revenue and service gross margin remained relatively consistent period over period.

Research and Development

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Research and development	$21,578	$21,823	$(245)	(1.1)%
Percentage of revenue	21.7%	20.6%

The decrease in research and development expense was primarily due to a $1.0 million decrease in purchases of research and development materials. This decrease was partially offset by a $0.8 million increase in personnel costs, driven by the impact of a cash flow hedge in 2020 and a pension benefit relief in China during the three months ended September 30, 2020, which did not repeat in 2021.

Selling, General and Administrative

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Selling, general and administrative	$21,029	$21,630	$(601)	(2.8)%
Percentage of revenue	21.2%	20.5%

The decrease in selling, general and administrative expense was primarily driven by a $0.5 million decrease in personnel costs, due to a $1.4 million decrease in commissions, which was partially offset by an increase of $0.4 million in salaries and benefits mainly due to the impact of a cash flow hedge in 2020, an increase in travel expenses of $0.2 million and an increase in stock-based compensation of $0.3 million.  In addition, depreciation expense and professional fees decreased $0.4 million and $0.2 million, respectively, partially offset by an increase in other taxes of $0.5 million during the three months ended September 30, 2021.

Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Other income (expense), net	$(4,181)	$(3,269)	$(912)	27.9%
Percentage of revenue	(4.2)%	(3.1)%

The change in other income (expense), net was primarily due to a $0.4 million increase in foreign exchange losses due to fluctuations in the Australian dollar and the China Renminbi exchange rates, a $0.3 million decrease in other income due to a non-recurring research and development grant received in the three months ended September 30, 2021 and an increase of $0.2 million in interest expense due to increased interest rates.

(Benefit from) provision for Income Taxes

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
(Benefit from) provision for income taxes	$(5,288)	$2,399	$(7,687)	(320.4)%

The (benefit from) income taxes for the three months ended September 30, 2021 compared to the provision for income taxes for the three months ended September 30, 2020 was primarily due to a discrete benefit of $7.1 million recorded in the three months ended September 30, 2021 associated with a change in estimate of our prior year taxable net operating loss that is able to be carried back as part of the CARES Act. The change in the (benefit from) provision for income taxes was also impacted by changes in the jurisdictional mix of earnings period over period.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

	Nine Months Ended September 30,
	2021		2020		Change
	Amount	% of Total	Amount	% of Total	Amount	%
	(dollars in thousands)
Revenue:
Product	$262,019	88.5%	$239,627	87.9%	$22,392	9.3%
Service	34,207	11.5%	33,093	12.1%	1,114	3.4%
Total revenue	$296,226	100.0%	$272,720	100.0%	$23,506	8.6%
Revenue by geographic region:
North America	$163,409	55.2%	$105,995	38.9%	$57,414	54.2%
Europe, Middle East and Africa	19,478	6.6%	27,493	10.1%	(8,015)	(29.2)%
Asia-Pacific	93,053	31.4%	118,732	43.5%	(25,679)	(21.6)%
Latin America	20,286	6.8%	20,500	7.5%	(214)	(1.0)%
Total revenue	$296,226	100.0%	$272,720	100.0%	$23,506	8.6%

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
Product revenue:
Wireless	$116,081	$62,992	$53,089	84.3%
Fixed telco	51,209	75,756	(24,547)	(32.4)%
Cable	94,729	100,879	(6,150)	(6.1)%
Total product revenue	262,019	239,627	22,392	9.3%
Service revenue:
Wireless	3,416	5,244	(1,828)	(34.9)%
Fixed telco	3,474	992	2,482	250.2%
Cable	27,317	26,857	460	1.7%
Total service revenue	34,207	33,093	1,114	3.4%
Total revenue	$296,226	$272,720	$23,506	8.6%

The increase in product revenue was primarily attributable to continued increased demand for our wireless products.  The increase in wireless revenue was partially offset by decreased revenue from our fixed telco products, which is due to decreased demand from a Tier 1 customer that is completing its network buildout, and decreased revenue from our cable products, which have been adversely affected by supply chain delays.

The overall increase in service revenue was primarily due to increased support renewals and sales of services in cable and fixed telco, which was partially offset by a decline in wireless service revenue that was due to an increase in sales of certain wireless customer premise equipment products, for which we do not sell service contracts.

Cost of Revenue and Gross Profit

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$150,515	$130,602	$19,913	15.2%
Service	3,532	3,741	(209)	(5.6)%
Total cost of revenue	$154,047	$134,343	$19,704	14.7%

	Nine Months Ended September 30,
	2021		2020		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin (bps)
	(dollars in thousands)
Gross profit:
Product	$111,504	42.6%	$109,025	45.5%	$2,479	(290)
Service	30,675	89.7%	29,352	88.7%	1,323	100
Total gross profit	$142,179	48.0%	$138,377	50.7%	$3,802	(270)

The increase in cost of product revenue was attributable to increased revenue. The overall product gross margin decline for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was due to product mix, with lower margin wireless customer premise equipment products comprising a larger percentage of total revenue.

The decrease in cost of service revenue and increase in service gross margin were primarily due to a decrease in utilization of third-party professional services in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Research and Development

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Research and development	$63,479	$63,722	$(243)	(0.4)%
Percentage of revenue	21.4%	23.4%

The decrease in research and development expense was mainly due to a $1.6 million decrease in purchases of research and development materials.  This decrease was partially offset by increased personnel costs of $0.7 million, caused primarily by increased salaries and benefits of $3.3 million during the nine months ended September 30, 2021 due to the impact of a cash flow hedge in 2020 and an increase in average headcount, partially offset by a reduction in payroll taxes due to a CARES Act credit of $2.6 million during the nine months ended September 30, 2021.  Professional services increased $0.3 million in the nine months ended September 30, 2021. Allocated facilities and depreciation costs increased by $0.3 million driven by increased average headcount.

Selling, General and Administrative

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Selling, general and administrative	$64,492	$67,731	$(3,239)	(4.8)%
Percentage of revenue	21.8%	24.8%

The decrease in selling, general and administrative expense was primarily driven by a decrease of $1.2 million in professional services and a $1.9 million decrease in depreciation expense as assets that became fully depreciated were not replaced.  Personnel costs decreased by $0.5 million for the nine months ended September 30, 2021, driven by a $3.7 million decrease in commissions, a $0.7 million decrease in travel due to COVID-19, and a $1.6 million decrease in payroll taxes due to a CARES Act credit during the nine months ended September 30, 2021, partially offset by increases in salaries and benefits of $4.0 million, driven by the impact of a cash flow hedge in 2020, increased average headcount, and increased stock-based compensation of $1.5 million.  These decreases were partially offset by an increase in other taxes of $0.5 million during the three months ended September 30, 2021.

Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Other income (expense), net	$(12,308)	$(10,750)	$(1,558)	14.5%
Percentage of revenue	(4.2)%	(3.9)%

The change in other income (expense), net was primarily due to a $2.0 million increase in foreign exchange losses due to fluctuations in the Australian dollar and the China Renminbi exchange rates and a $0.6 million decrease in interest income due to lower interest rates, partially offset by a $0.8 million decrease in interest expense due to decreases in both the outstanding principal balance and the interest rate on our term loan facility.

(Benefit from) provision for Income Taxes

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
(Benefit from) provision for income taxes	$220	$(5,433)	$5,653	(104.0)%
Effective tax rate	11.6%	142.0%

The change in the (benefit from) provision for income taxes was primarily due to a discrete tax benefit of $9.3 million recorded during the nine months ended September 30, 2020 associated with the enactment of the CARES Act, partially offset by a discrete benefit of $7.1 million recorded during the nine months ended September 30, 2021 associated with a change in estimate of our prior year taxable net operating loss that is able to be carried back as part of the CARES Act. The change in the (benefit from) provision for income taxes was also impacted by changes in the jurisdictional mix of earnings period over period.

Liquidity and Capital Resources

Our principal sources of liquidity have been and continue to be our cash and cash equivalents and cash flows from operations. The following tables set forth our cash and cash equivalents and working capital as of September 30, 2021 and December 31, 2020 and our cash flows for the nine months ended September 30, 2021 and 2020:

	September 30, 2021	December 31, 2020
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$156,460	$157,455
Working capital	269,110	251,573

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Consolidated Cash Flow Data:
Net cash provided by operating activities	$15,197	$51,644
Net cash used in investing activities	(4,404)	(4,102)
Net cash used in financing activities	(11,905)	(5,767)

As of September 30, 2021, we had cash, cash equivalents and restricted cash of $157.5 million and net accounts receivable of $80.9 million. We maintain a $25.0 million revolving credit facility, under which we have drawn $6.5 million and utilized $1.5 million of available credit, which we used as collateral for two stand-by letters of credit, leaving $17.0 million of available credit as of September 30, 2021.

Cash Flows

Operating Activities

Our primary source of cash from operating activities has been cash collections from our customers. We expect cash flows from operating activities to be affected by increases and decreases in sales volumes and timing of collections, and by purchases and shipments of inventory. Our primary uses of cash from operating activities have been for personnel costs and investment in our selling, general and administrative departments and research and development. Future cash outflows from operating activities may increase as a result of further investment in research and development and selling, general and administrative requirements, and increases in personnel costs as we continue to grow our business by enhancing our existing products and introducing new products.

During the nine months ended September 30, 2021, cash provided by operating activities was $15.2 million, primarily resulting from our net income of $1.7 million, net non-cash adjustments of $21.9 million and net cash used by changes in our operating assets and liabilities of $8.4 million. The net cash used by changes in our operating assets and liabilities during the nine months ended September 30, 2021 was primarily due to a $17.6 million decrease in accounts payable due to timing of vendor payments; a $6.1 million decrease in accrued expenses; a $5.9 million increase in prepaid income taxes; a $1.6 million increase in prepaid expenses and other assets; and a $1.6 million decrease in accrued income taxes. These uses were partially offset by a $13.2 million decrease in accounts receivable due to collections during the period; a $9.3 million net decrease in inventory; and a $1.9 million increase in deferred revenue due to the timing of revenue recognition.

Investing Activities

Our investing activities have consisted primarily of expenditures for lab and computer equipment and software to support the development of new products. In addition, our investing activities include expansion of and improvements to our facilities. As our business expands, we expect that we will continue to invest in these areas.

Net cash used in investing activities during the nine months ended September 30, 2021 was $4.4 million, consisting of purchases of property and equipment and software licenses.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2021 was $11.9 million, consisting primarily of debt principal repayments of $9.0 million and employee taxes paid related to net share settlement of equity awards of $6.3 million, primarily due to PSUs that vested during the nine months ended September 30, 2021. These payments were partially offset by proceeds from the exercise of stock options of $3.5 million.

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

As of September 30, 2021 and December 31, 2020, we had borrowings of $279.0 million and $288.0 million, respectively, outstanding under the term loan facility.  As of September 30, 2021 and December 31, 2020 we had borrowings of $6.5 million under the revolving credit facility, which were drawn down to fund the repayment of our commercial mortgage loan. However, on October 25, 2021, we repaid the full balance of outstanding borrowings under the revolving credit facility with cash and cash equivalents in the condensed consolidated balance sheets as of September 30, 2021. As of September 30, 2021 and December 31, 2020, we had also used $1.5 million of available credit under the revolving credit facility for two stand-by letters of credit, one which serves as collateral to one of our customers pursuant to a contractual obligation and one which is used as collateral for operating leases in Australia. In addition, we may, subject to certain conditions, including the consent of the administrative agent and the institutions providing such increases, increase the facilities by an unlimited amount so long as we are in compliance with specified leverage ratios, or otherwise by up to $70.0 million.

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

For Eurodollar rate loans, we may select interest periods of one, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. We have the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at our option, subject, in the case of Eurodollar rate loans, to breakage costs if the conversion is effected prior to the end of the applicable interest period. As of September 30, 2021 and December 31, 2020, the interest rate on the term loans was 5.00% per annum, which was based on a three-month and six-month Eurodollar rate, respectively, at the applicable floor of 1.00% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. As of September 30, 2021, the interest rate on the revolving credit facility was 1.83% per annum, which was based on a one-month Eurodollar rate of 0.08% per annum plus the applicable margin of 1.75% per annum for Eurodollar rate loans. As of December 31, 2020, the interest rate on the revolving credit facility was 2.12% per annum, which was based on the six-month Eurodollar rate of 0.37% per annum plus the applicable margin of 1.75% per annum for Eurodollar rate loans.

The revolving credit facility also requires payment of quarterly commitment fees at a rate of 0.25% per annum on the difference between committed amounts and amounts actually borrowed under the facility and customary letter of credit fees.

The term loan matures on December 20, 2023 and the revolving credit facility matures on December 20, 2021. The term loan facility is subject to amortization in equal quarterly installments, which commenced on March 31, 2017, of principal in an annual aggregate amount equal to 1.0% of the original principal amount of the term loans of $300.0 million, with the remaining outstanding balance payable at the date of maturity.

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

The facilities are secured by, among other things, a first priority security interest, subject to permitted liens, in substantially all of our assets and all of the assets of certain of our subsidiaries and a pledge of certain of the stock of certain of our subsidiaries, in each case subject to specified exceptions. The facilities contain customary affirmative and negative covenants, including certain restrictions on our ability to pay dividends, and, with respect only to the revolving credit facility, a financial covenant requiring us to maintain a specified total net leverage ratio, in the event that on the last day of any fiscal quarter, we have utilized more than 30% of our borrowing capacity under the revolving credit facility (subject to certain exceptions). The term loan facility contains a cross-default provision, whereby, if repayment of borrowings under the revolving credit facility are accelerated due to a default of the net leverage ratio covenant, repayment of the outstanding term loan balance could also be accelerated. Because the financial covenant under the revolving credit facility only applies if outstanding utilization thereunder exceeds 30% of the total borrowing capacity on the last day of each fiscal quarter, this cross-default provision has the effect of limiting our ability to utilize more than 30% of our total borrowing capacity under the revolving credit facility of $25.0 million if both our net leverage ratio exceeds the maximum permitted by the agreement and we would not otherwise be able to reduce our outstanding utilization of the revolving credit facility to below the 30% testing threshold prior to the last day of any quarter. As of September 30, 2021 and December 31, 2020, we were in compliance with all applicable covenants of the facilities. We do not expect to require the use of the revolving credit facility to fund operations during the next 12 months.

Tax Cuts and Jobs Act

Of our total cash and cash equivalents of $156.5 million as of September 30, 2021, $143.6 million was held by our foreign subsidiaries. The Tax Cuts and Jobs Act, or TCJA, established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. As of September 30, 2021, we had $25.5 million of undistributed earnings in China that are not indefinitely reinvested. The remaining unremitted earnings of our foreign subsidiaries are either indefinitely reinvested or could be remitted with an immaterial tax cost.

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

Stock Repurchase Program

On February 21, 2019, we announced a stock repurchase program under which we were authorized to repurchase up to $75.0 million of our common stock. During the nine months ended September 30, 2020, we repurchased approximately 1.2 million shares for a total cost of approximately $3.0 million. During the nine months ended September 30, 2021 we did not repurchase any shares. As of September 30, 2021, approximately $70.2 million remained authorized for repurchases of our common stock under the stock repurchase program. The stock repurchase program has no expiration date and does not require us to purchase a minimum number of shares, and we may suspend, modify or discontinue the stock repurchase program at any time without prior notice.

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

Foreign Currency Exchange Risk

We have accounts receivables denominated in foreign currencies, and our operations outside of the United States incur their operating expenses in foreign currencies. To date, the majority of our product sales and inventory purchases have been denominated in U.S. dollars. For our subsidiaries in Ireland and Australia, the U.S. dollar is the functional currency. For each of our other foreign subsidiaries, the functional currency is the local currency. During the nine months ended September 30, 2021 and 2020, we incurred foreign currency transaction (losses) gains of $(1.4) million and $0.7 million, respectively, primarily related to unrealized and realized foreign currency (losses) gains for accounts receivable denominated in foreign currencies and operating expenses that are denominated in local currencies. We recorded these foreign currency transaction (losses) gains as a component of other income (expense), net in our condensed consolidated statements of operations and comprehensive (loss) income. We believe that a 10% change in the exchange rate between either the U.S. dollar and Euro or the U.S. dollar and Australian dollar would not materially impact our operating results or financial position.

Our foreign currency risk management practices are principally intended to mitigate the potential financial impact of changes in the value of transactions and balances denominated in foreign currencies resulting from changes in foreign currency exchange rates. From time to time we enter into cash flow hedges, which utilize foreign currency forward contracts to hedge specific forecasted transactions of our foreign subsidiaries with the goal of protecting our budgeted revenues and expenses against foreign currency exchange rate changes compared to our budgeted rates. During the three and nine months ended September 30, 2020, we settled two cash flow hedges which were used to hedge specific operating cash flows denominated in Australian dollars. No cash flow hedges were settled or outstanding during the three or nine months ended September 30, 2021.

Additionally, from time to time, we enter into other foreign currency forward contracts with the goal of protecting outstanding receivables denominated in currencies other than the U.S. dollar. As of September 30, 2021 we had two currency forward contracts outstanding with notional amounts totaling 1.4 million Euros that will mature in the fourth quarter of 2021 and first quarter of 2022 and we expect to continue to hedge certain significant transactions denominated in currencies other than the U.S. dollar in the future.

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

Interest Rate Sensitivity

Our cash and cash equivalents as of September 30, 2021 and December 31, 2020 consisted of cash maintained in FDIC-insured operating accounts as well as investments in money market mutual funds and certificates of deposit. We also have policies requiring that we invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk for our cash equivalents is interest income sensitivity, which is primarily affected by changes in the general level of U.S. interest rates. However, we do not believe a sudden change in the interest rates for our cash equivalents would have a material impact on our financial condition, results of operations or cash flows.

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

As of September 30, 2021, we had borrowings of $279.0 million outstanding under the term loan facility, bearing interest at a rate of 5.00% per annum, which was based on a three-month Eurodollar rate at the applicable floor of 1.00% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. Changes in interest rates could cause interest charges on our term loan facility to fluctuate. Based on the amount of borrowings outstanding as of September 30, 2021, an increase or decrease of 10% in the Eurodollar rate would have no impact on our earnings and cash flows, as the interest rate in effect at September 30, 2021 on the term loan facility was at the applicable floor of 1.00% per annum and would continue to be in effect with a change of 10%.

On July 1, 2020, we drew down upon our revolving credit facility under our term loan agreement in the amount of $6.5 million. As noted in Note 10, Debt, borrowings under the revolving credit facility mature on December 21, 2021 and the applicable margin for borrowings under the revolving credit facility is 1.75% per annum for Eurodollar rate loans. The interest rate on the outstanding borrowings as of September 30, 2021 was 1.83%, which was based on a one-month Eurodollar rate of 0.08% per annum plus the applicable margin of 1.75% per annum for Eurodollar rate loans.  An increase or decrease of 10% in the one-month Eurodollar rate would result in a pre-tax change to our earnings and cash flows of less than $0.1 million per year, assuming that such rate was to remain in effect for a year.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

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

On May 29, 2019, John Shen filed a putative shareholder class action complaint in the Massachusetts Superior Court of Essex County, John Shen v. Casa Systems, Inc, et al., Civil Action No. 1977CV00787, against us; certain of our current and former executive officers and directors; Summit Partners, our largest investor; and the underwriters from our December 15, 2017, initial public offering, or IPO. On July 3, 2019, Mirza R. Baig filed a similar putative shareholder class action complaint in the Massachusetts Superior Court of Essex County, Mirza R. Baig v. Casa Systems, Inc., Civil Action No. 1977CV00961, against the same defendants. The two matters were subsequently consolidated and transferred to the Business Litigation Session of the Massachusetts Superior Court, Suffolk County, John Shen v. Casa Systems, Inc, et al., Civil Action No. 19-CV-03203-BLS2 and Mirza R. Baig v. Casa Systems, Inc., Civil Action No. 19-CV-03204-BLS2. The complaints, as later amended on November 12, 2019, purported to be brought on behalf of all purchasers of our common stock in and/or traceable to the IPO. The complaints generally alleged that (i) each of the defendants violated Section 11 and/or Section 12(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, because documents related to the IPO, including our registration statement and prospectus were materially misleading by containing untrue statements of material fact and/or omitting to state material facts necessary to make such statements not misleading and (ii) the individual defendants and Summit Partners acted as controlling persons within the meaning and in violation of Section 15 of the Securities Act. Plaintiffs sought, among other things, compensatory damages, costs and expenses, including counsel and expert fees, rescission or a rescissory measure of damages, and equitable and injunctive relief. On January 12, 2021, the court granted motions to dismiss filed by the defendants.  On February 22, 2021, plaintiffs filed notice of appeal.

On August 9, 2019, Donald Hook filed a putative shareholder class action lawsuit in the Supreme Court of the State of New York, County of New York, Donald Hook, et al., v. Casa Systems, Inc. et al., Index No. 654548/2019, against the same defendants named in the Shen and Baig matters. The complaint, as later amended on November 22, 2019, purports to be brought on behalf of all purchasers of our common stock in and/or traceable to our IPO and generally alleges that (i) each of the defendants violated Section 11 and/or Section 12(a)(2) of the Securities Act because documents related to our IPO including our registration statement and prospectus were materially misleading by containing untrue statements of material fact and/or omitting to state material facts necessary to make such statements not misleading and (ii) the individual defendants and Summit Partners acted as controlling persons within the meaning and in violation of Section 15 of the Securities Act. Plaintiff sought, among other things, compensatory damages, costs and expenses, including counsel and expert fees, rescission or a rescissory measure of damages, disgorgement, and equitable and injunctive relief. On August 30, 2021, the court granted motions to dismiss filed by the defendants.  On September 30, 2021, plaintiff filed notice of appeal.

On August 13, 2019, Panther Partners, Inc. filed a putative shareholder class action lawsuit in the Supreme Court of the State of New York, New York County, Panther Partners, Inc., et al., v. Jerry Guo et al., Index No 654585/2019, against us, certain of our current and former executive officers and directors, and the underwriters from our April 30, 2018 follow-on offering of common stock, which we refer to as our “Follow-on Offering.” The complaint, as later amended on November 22, 2019, purports to be brought on behalf of all purchasers of our common stock in our Follow-on Offering and generally alleges that (i) each of the defendants, other than Abraham Pucheril, violated Section 11 of the Securities Act, and each of the defendants violated Section 12(a)(2) of the Securities Act, because documents related to our Follow-on Offering, including our registration statement and prospectus, were materially misleading by containing untrue statements of material fact and/or omitting to state material facts necessary to make such statements not misleading and (ii) the individual defendants acted as controlling persons within the meaning and in violation of Section 15 of the Securities Act. Plaintiff sought, among other things, compensatory damages, costs and expenses, including counsel and expert fees, rescission or a rescissory measure of damages, and equitable and injunctive relief. On October 4, 2021, the court granted motions to dismiss filed by the defendants.

No amounts have been accrued for any of the putative class action lawsuits referenced above as of September 30, 2021, as we do not believe the likelihood of a material loss is probable.  Although the ultimate outcome of these matters cannot be predicted with certainty, the resolution of any of these matters could have a material impact on our results of operations in the period in which such matter is resolved.

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

The COVID-19 pandemic presents various risks to us, not all of which we are able to fully evaluate or even to foresee at the current time, and which could have a material effect upon the estimates and judgments relied upon by management in preparing these condensed consolidated financial statements. While we remain fully operational, during the three and nine months ended September 30, 2021, the effects of the COVID-19 pandemic on the global supply chain had a significant adverse effect on our financial results.  In particular, certain of our products utilize components, for which there has been increased global demand.  As a result, throughout 2021, and increasingly during the three months ended September 30, 2021, we began to see shortages of supply that resulted in our inability to fulfill certain customer orders within normal lead times.  This adversely impacted our revenue and operating results for the three and nine months ended September 30, 2021. While we continue to work with our supply chain, contract manufacturers, and customers to minimize the extent of such impacts, we expect the effects of global supply chain issues to continue and cannot predict when such effects will subside.  This may prevent us from being able to fulfill our customers’ orders in a timely manner or at all, which could lead to one or more of our customers cancelling their orders.  At this time, we are neither able to estimate the extent of these impacts nor predict whether our efforts to minimize or contain them will be successful. We intend to continue to monitor our business very closely for any effects of COVID-19 for as long as necessary.

Due to the above circumstances and as described generally in our 2020 Annual Report on Form 10-K, our results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected in future periods. Management cannot predict the full impact of the COVID-19 pandemic on our sales channels, supply chain, manufacturing and distribution, or on economic conditions generally, including the effects on our current and potential customers, who may curtail spending on investments in current and/or new technologies, delay new equipment evaluations and trials, cancel orders, and possibly delay payments based on liquidity concerns, all of which could have a material impact on our business in the future. Similarly, our supply chain and our contract manufacturers could be affected, which could cause disruptions to our ability to meet customer demand or delivery schedules. For the three and nine months ended September 30, 2021, we did see certain delays in our supply chain that adversely impacted delivery schedules to our customers.  If COVID-19 were to have such effects in the future, there would likely be a material adverse impact on our financial results, liquidity and capital resource needs. This uncertainty makes it challenging for management to estimate the future performance of our business, particularly in the near to medium term and the impact of COVID-19 could have a material adverse impact on our results of operations in the near to medium term.

The coronavirus outbreak has resulted in an increase in demand for certain of our solutions, which may subside or decrease when the pandemic ends.

The pandemic and resulting lockdowns have resulted in an increase in demand for residential broadband services, which has in turn led to an increase in demand for certain of our solutions, including our fiber extension home network connection devices and our Fixed Wireless Access CPE devices. We also saw a shift in demand from our cable customers toward more I-CCAP chassis each quarter. That increase in demand contributed to our strong revenue performance in 2020 and has continued into 2021. We cannot guarantee that the heightened demand for residential broadband services will continue for the duration of the pandemic or after the pandemic ends. We similarly cannot guarantee that even to the extent the heightened demand for residential broadband services continues that we will continue to see heightened demand for our solutions. A decrease in demand for our solutions could have a material adverse impact on our revenue and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On December 14, 2017, the Securities and Exchange Commission, or the SEC, declared our registration statement on Form S-1 (File No. 333-221658) for our initial public offering, or IPO, effective. The net offering proceeds to us from the IPO, after deducting underwriting discounts of $6.3 million and offering expenses payable by us totaling $4.1 million, were approximately $79.3 million. No offering discounts, commissions or expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on December 15, 2017 pursuant to Rule 424(b)(4). As of September 30, 2021, we had not used any of the net offering proceeds and we have invested the proceeds into an investment portfolio with the primary objective of preserving principal and providing liquidity without significantly increasing risk.

Stock Repurchase Program

The following table sets forth information with respect to repurchases of shares of our common stock during the three-month period ended September 30, 2021:

Casa Systems, Inc. Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)		(In thousands)	(In thousands)
July 1 - July 31, 2021	—	$—	—	$70,208
August 1 - August 31, 2021	—	$—	—	$70,208
September 1 - September 30, 2021	—	$—	—	$70,208

(1)	The calculation of average price included above excludes the cost of commissions.

(2)

On February 21, 2019, we announced that our board of directors authorized the repurchase of up to $75.0 million of our common stock under a stock repurchase program. From inception through September 30, 2021, we repurchased approximately 1.7 million shares under the program. The stock repurchase program has no expiration date and does not require us to purchase a minimum number of shares. We may suspend, modify or discontinue the stock repurchase program at any time without prior notice.

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

CASA SYSTEMS, INC.

Date: November 2, 2021	By:	/s/ Jerry Guo
Jerry Guo
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 2, 2021	By:	/s/ Scott Bruckner
Scott Bruckner
Chief Financial Officer (Principal Financial Officer)