Form 10-K
period 2021-12-31
Casa Systems Inc
filed 2022-02-25
CIK 1333835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Common Stock on The Nasdaq Global Select Market on June 30, 2021 was approximately $280.7 million.

The number of shares of Registrant’s Common Stock outstanding as of January 31, 2022 was 84,446,788.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2022 Annual Stockholders’ Meeting expected to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “should,” “expects,” “plans,” “anticipates,” “would,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our inability to fulfill our customers’ orders due to supply chain delays, access to key commodities or technologies or events that impact our manufacturers or their suppliers;
•	our ability to anticipate technological shifts;
•	our ability to generate positive returns on our research and development;
•	changes in the rate of communications service providers’, or CSPs’, deployment of, and investment in, ultra-broadband network capabilities;
•	the lack of predictability of revenue due to lengthy sales cycles and the volatility in capital expenditure budgets of CSPs;
•	our ability to maintain and expand operating profit and net income;
•	the sufficiency of our cash resources and needs for additional financing;
•	our ability to further penetrate our existing customer base and obtain new customers;
•	changes in our pricing policies, whether initiated by us or as a result of competition;
•	the amount and timing of operating costs and capital expenditures related to the operation and expansion of our business;
•	the potential impact of the ongoing COVID-19 pandemic, which is highly uncertain and will depend on future developments on our business, our suppliers, our logistics suppliers and our customers;
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

•	We have outstanding debt that could limit our ability to make expenditures and investments in the conduct of our business and adversely impact our ability to obtain future financing.
•	Litigation could distract management, increase our expenses or subject us to material money damages and other remedies.
•	The coronavirus pandemic could negatively impact our operations and have an adverse effect on our revenues and/or results of operations.
•	The coronavirus pandemic has resulted in an increase in demand for certain of our solutions, which may subside or decrease when the pandemic ends.
•

The coronavirus pandemic has created shipping bottlenecks and delays, which have affected and may continue to affect our ability to timely fulfill customer orders, thereby delaying sales and adversely affecting our revenues.

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

•	Changes in U.S. and foreign tax rules and regulations, or interpretations thereof, may give rise to potentially adverse tax consequences and adversely affect our financial condition.

PART I

Item 1. Business.

Overview

With our physical, virtual and cloud-native 5G infrastructure and customer premise networking equipment solutions, we help our CSP customers transform and expand their public and private high-speed data and multi-service communications networks so they can meet the growing demand for bandwidth and new services. Our core and edge convergence technology enables CSPs and enterprises to cost-effectively and dynamically increase network speed, add bandwidth capacity and new services, reduce network complexity, and reduce operating and capital expenditures regardless of access technology.

Our solutions are commercially deployed in over 70 countries by more than 475 customers, including regional service providers as well as some of the world’s largest Tier 1 CSPs, serving millions of subscribers. Our principal customers include Charter Communications, Rogers, Videotron, T-Mobile, Verizon, AT&T, Bell Canada, Cable One, Mediacom Windstream and Lumen in North America; Televisa/IZZI Mexico, Megacable Mexico, Cablevision Argentina, Claro Brazil, America Móvil and Claro Colombia in Latin America; Liberty Global, Vodafone and DNA Oyj in Europe; and NBN, Jupiter Communications, Beijing Gehua CATV Networks, Softbank, Kbro, Guangdong Cable, TRUE and CNS in Asia-Pacific.

Our revenue for the years ended December 31, 2021, 2020 and 2019 was $401.3 million, $393.2 million and $282.3 million, respectively. Our net income (loss) for the years ended December 31, 2021, 2020 and 2019 was $3.2 million, $24.8 million and ($48.2) million, respectively. As of December 31, 2021 and 2020, our total assets were $468.7 million and $493.0 million, respectively.

Industry Trends that Drive our Growth

Annual Increase in Demand for Bandwidth

Demand for both downstream and upstream bandwidth from consumers and enterprises has grown substantially and is expected to continue to increase. Key drivers of increased bandwidth demand include:

•	more users with more connected devices and applications;
•	more time spent online by users;
•

increased use of bandwidth-intensive streaming media services, such as Amazon Prime Video, Disney+, Netflix, Hulu and YouTube; cloud applications, such as iCloud, Office 365/OneDrive, and Dropbox; and augmented and virtual reality applications;

•

Internet of Things, or IoT, solutions, in connected homes, businesses and industries; connected devices such as Amazon Alexa or Google Assistant; machine-to-machine connectivity; car connectivity; and smart cities;

•	growth in online, interactive gaming;
•	backhaul requirements of wireless service providers, including new entrants into the wireless space such as multiple system operators, or MSOs;
•	the increase in data consumption by enterprises with strict latency requirements on mission-critical and public safety-related applications;
•	increasing need for greater uplink bandwidth from home or office to the cloud; and
•	increased network data traffic as subscribers work from home during the ongoing COVID-19 pandemic.

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

•

Densification. Increasing demand for bandwidth and user expectations for ubiquitous, seamless and reliable connectivity require the addition of more access points at the network edge and at customer premises for users to connect to broadband networks, a transformation also known as network densification. As a result, CSPs across all access technologies are shifting from centralized to more distributed architectures. Densification requires extending network connectivity and distributing access aggregation solutions closer to end users. For cable operators this entails deploying more access aggregation nodes and reducing the size of service groups per node. For wireless operators, particularly in 5G, this will lead to an emphasis on small, versus traditional macro, cells in new network deployments.

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

•

Network virtualization and Cloudification (“Networking as a Service”). Increased consumption of video and other high-bandwidth applications that demand low latency are forcing CSPs to fundamentally rethink their data networks. Network virtualization, in which network software is decoupled from dedicated servers and re-deployed on commodity hardware, was a first step in transforming networks. Virtualization enables several significant benefits to service providers, such as increased operational efficiency, upgradability, configuration flexibility, service agility and scalability. But to meet 5G specifications that call for new or enhanced features, like software-defined networking, multi-access mobile edge computing, and rapid deployment of network slices, additional network architecture modification will be required. We believe that network cloudification is the path forward to solve this challenge, where network functions will be hosted in edge data centers with access delivered through the Internet (public cloud) or via private networks (private cloud). We believe that cloudified networks will provide better support for scalability, agility, innovation, and low latency application and service delivery, as well as the potential for significant cost savings.

.

Adoption of 5G

•

Fifth Generation, or 5G, Mobile Networks. 5G, the latest generation of cellular technology, is expected to change the way people live and work. 5G will enable a significant increase in the amount of data transmitted over wireless networks due to more available bandwidth and advanced antenna technology. Engineered to provide speeds higher than 2 Gbps, 5G will also offer improved capacity, scale, latency and reliability. In upgrading to 5G, CSPs will require new core and access infrastructure. By 2026, some estimates predict that 60% of the world’s population will be covered by 5G networks, and 5G subscriptions are forecast to grow to 3.5 billion. As a result, we believe that demand from our existing and new customers for our 5G core, access infrastructure and customer premise devices will be an important driver of our growth for the next several years.

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

Market Opportunity

We believe that our products are well suited to address these trends and accordingly present us with a significant market opportunity across all access technologies. Historically, we have generated the significant majority of our revenue from the cable market with our converged cable access platform, or CCAP. However, since 2019 we have become more diversified as a result of our acquisition of NetComm and the introduction of solutions for wireless and fixed-line broadband networks. We believe that this has expanded our total addressable market from approximately $1.2 billion in 2019 to $49.4 billion in 2023.

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

Key Benefits of Our Solutions

Highly Flexible, Service-Oriented, Cloud-Native Architecture

Our multi-service broadband platform, Axyom, is at the heart of all of our core network infrastructure products.  Axyom is a web scale solution based on a distributed micro-service framework. The Axyom Software Platform includes our virtual software workloads and the software that manages those micro-services. The Axyom software architecture includes virtual network functions, or VNFs, for all CSPs – mobile, fixed, cable and converged. Our VNFs are developed from the ground up using cloud native principles to not only ensure scalability and flexibility but to ensure that the Axyom VNFs are optimized for the virtual computing environment in which they will run.

Our Axyom software platform offers a large catalogue of ultrabroadband services, while our Axyom Virtual Management Controller, or VMC, provides life-cycle VNF Management, element management system functions and Northbound interfaces to Network Function Virtualization, or NFV, Orchestrators and SDN Controllers. With the ability to support multiple application level KPIs, the VMC provides the control and visibility needed to orchestrate large numbers of VNFs instances running simultaneously and to manage them through their lifecycle.

Each Casa VNF is designed around the following design principles:

•	Supports stateless processing – Axyom VNFs are designed to use a centralized in-memory data store for state and subscriber/session information.
•	Can be orchestrated – Axyom VNFs have been integrated with several industry leading orchestration solutions, such as NetCracker, HP Enterprise and Amdocs.
•

Composed of microservices – Our microservices operate at web-scale and can be individually managed. They include core microservices that implement business logic and support microservices that support all VNFs. Overall Axyom microservices are designed to be self-contained so that they can be individually upgraded and also chained clustered into VNFs and services. This cloud native approach provides maximum flexibility and operational efficiency

•

Supports convergence solutions – Many service providers serve a combination of mobile, fixed and cable broadband subscribers. Our Axyom software platform not only delivers optimized solutions specific to mobile, fixed and cable broadband networks, but Axyom is also designed to support converged solutions. We also provides microservices that can share a common User Plane Function, or UPF, in a multi-access environment, capabilities that provide service providers with common and superior resource management.

•

Allows location independence – Our core network solutions are disaggregated, allowing control and user plane compute resources to be located in the right place for specific use cases. As an example, if the goal is low latency, Axyom allows the user plane VNF to be located on an edge server.

•

Enables deployment flexibility – our Axyom software platform provides flexibility since it allows service providers to transition from current monolithic, legacy solutions to Axyom VNFs that can be run on bare metal or in virtual environments, either virtual machines or containers.

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

Wireless

Network Core

•

Virtual Evolved Packet Core, or vEPC. Virtualizing the LTE EPC allows service providers to reduce network operating costs, improve network efficiency and deploy new services faster. Built from the ground up, our vEPC is optimized for virtualized environments and implements control and user plane separation, or CUPS. It can be deployed stand alone or in conjunction with our other core network products, such as our Security and Small Cell Gateways.

•

5G Core. We built our 5G core, converged to support fixed and wireless networks, to help service providers implement the shift from a single, one-size-fits-all core network toward a core that provides different logical networks, or “slices”, for different traffic requirements to support new use cases, including IoT, Enhanced Mobile Broadband, and Mission Critical Services. Our 5G core delivers several important features including:

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

Axyom Element Management System, or AeMS

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

Fixed Wireless Access

•

Our Fixed Wireless Access, or FWA, solutions enable service providers to offer fixed, ultra-broadband services to their customers where the service provider does not own copper, fiber or coaxial cable to the customer premise, or where these access media are not cost-efficient to deploy. Connections are instead serviced by a 3GPP compliant wireless connection in a manner that optimizes overall network efficiency and provides a higher grade of broadband service than would typically be achieved via a typical mobile handset. Our fixed wireless solutions support 4G and 5G, including our newly launched 5G millimeter wave FWA device. These can be delivered as self-install indoor units or as pro-install outdoor units that are mounted to the side of the customer premise. We designed our portfolio with a heavy emphasis on reducing the total cost of ownership for operators, achieved through class-leading hardware performance and build quality and our range of install accessories that optimize the installation process and overall install success rate.

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

•

Our vCCAP provides all the features of our C100G CCAP on commercial-off-the-shelf, or COTS, servers in a flexible architecture that enables independent scaling of control and data planes. We built our vCCAP on our Axyom modular software framework for the cloud from the ground up. It delivers high performance and deployment flexibility in edge or core environments. Our virtual solutions also enable migration from physical network functions, or PNFs, to VNFs with a common management interface to both.

•

While our customers continue primarily to rely on their existing i-CCAP infrastructure to provide gigabit broadband service to their customers, our vCCAP and Distributed Access Architectures, or DAA, products have been deployed by several of our customers and, as of December 31, 2021, we are currently in over 70 trials with our customers globally.

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

Fixed-Line Broadband

Optical Access Solutions

•

Along with our centralized and distributed deployment solutions, we offer a portfolio of Passive Optical Network, or PON, solutions for centralized and distributed PON architectures that enable service providers to move fiber closer to the network edge and deliver a broader range of ultra-broadband services more efficiently and at higher speed. Our PON solutions include next generation 10G EPON and XGS PON alternatives, including optical line terminals and optical network units. We also offer a DOCSIS Provisioning over Ethernet system for seamless integration of our PON solutions with existing DOCSIS network protocols.

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

Fiber Extension (Fiber-To-The-Distribution-Point “FTTdp”)

•

Our Fiber Extension, or FTTdp, solutions allow service providers to extend the fiber running in the street or basement, utilizing the copper lead-ins at an end user’s premises. The solution consists of a distribution point unit, or DPU, which is installed outside of the home or in the basement of a multi-dwelling unit and a Network Connection Device, or NCD, which is installed inside the home. Our DPUs are reverse powered from the NCD when there is no power source available at the location of the DPU and where installing local power is costly and time consuming for the service provider. Our FTTdp solutions offer a cost- and time-effective means to provide a fiber-to-the-home experience to the end user and the operator, reducing time delays and cost overruns where the fiber penetration into buildings becomes problematic. Our portfolio focuses on cost optimization for service providers, with solutions ranging from software through to accessories that enhance the installation process.

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

Machine-to-Machine, or M2M, and Industrial Internet of Things, or IIoT

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

Our Customers

Our solutions are commercially deployed in over 70 countries by more than 475 customers, including some of the world’s largest Tier 1 CSPs, serving millions of subscribers:

•	in North America: Charter Communications, Rogers, Videotron, T-Mobile, Verizon, AT&T, Bell Canada, Cable One, Mediacom, and Lumen;
•	in Latin America: Televisa/IZZI Mexico, Megacable Mexico, Cablevision Argentina, Net Brazil, America Móvile and Claro Colombia;
•	in Europe: Liberty Global, Vodafone, Telefonica and DNA Oyj; and
•	in Asia-Pacific: Jupiter Communications, Beijing Gehua CATV Networks, NBN, Guangdong Cable, TRUE and Softbank.

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

Our contract manufacturers purchase the materials and components for our solutions through a variety of major electronics suppliers. While the majority of material and component inputs for our solutions are generally available, since 2020 we have experienced disruption from component shortages and other supply chain issues that have delayed delivery of certain products to our customers and have had a material, adverse effect on our revenue and profitability. Please refer to our Risk Factor on third-party manufacturers, under Risks Related to Supply Chain and Inventory Management.

Intellectual Property

Our success depends to a significant degree upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of trade secrets, patents, copyrights and trademarks, as well as contractual protections. To date, we have focused our efforts to protect our intellectual property primarily on trade secrets.

We have obtained or applied for patents and have registered or applied for trademarks and service marks in the United States and in many foreign countries. At December 31, 2021, we held eight U.S. patents, with expiration dates through 2041, and had multiple patent applications pending with the U.S. Patent and Trademark Office. We have also registered or applied to register various trademarks and service marks in the United States and a number of foreign countries, including for Casa Systems, NetComm and our four-triangle pyramid logo.

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

As of December 31, 2021, we employed 1,004 full-time employees, of which 334 were located in the United States and 670 were located outside the United States. Our workforce as of December 31, 2021 consisted of 628 employees in engineering and research and development, 181 employees in sales and marketing, 91 employees in general and administrative, 67 employees in manufacturing and 37 employees in services and support. None of our employees are represented by unions. We consider our relationship with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.

Our human capital resource objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and future employees. We strive to attract and retain the most talented employees in the industry and across the globe by offering competitive compensation and benefits that support their health, and financial and emotional well-being. Our compensation philosophy is based on rewarding each employee’s individual contributions and striving to achieve equal pay for equal work regardless of gender, race or ethnicity. We use a combination of fixed and variable pay including base salary, bonuses, and stock-based compensation. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees and directors through the granting of stock-based compensation awards. We offer employees benefits that vary by country and are designed to meet or exceed local laws and to be competitive in the marketplace. Examples of benefits offered in the U.S. include a 401(k) plan with employer matching contributions; health benefits; life, business travel and disability insurance; additional voluntary insurance; paid time off and parental leave; paid counseling assistance; child and elder care assistance; family college planning and corporate discounts. For further information concerning our equity incentive plans, see Note 13, Stock-based Compensation, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

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

Our solutions are dedicated to enabling cable, wireless and fixed-line service providers to deliver voice, video and data services over newer and faster ultra-broadband networks. As a result, our success depends significantly on these service providers’ continued deployment of, and investment in, their networks, which depends on a number of factors outside of our control. These factors include capital constraints, the presence of available capacity on legacy networks, perceived subscriber demand for ultra-broadband networks, competitive conditions within the CSP industry and regulatory issues. If CSPs do not continue deploying and investing in their ultra-broadband networks in ways that involve our solutions for these or other reasons, our business, financial condition, results of operations and prospects could be materially adversely affected.

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

In addition, although this was not the case for the year ended December 31, 2021, historically there have been significant seasonal factors which may cause revenue to be greater for the first and fourth quarters of our fiscal year as compared to the second and third quarters. We believe that this seasonality results from a number of factors, including the procurement, budgeting and deployment cycles of many of our customers. These seasonal variations may cause our quarterly revenue and results of operations to fluctuate or decline materially from quarter to quarter.

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

Historically, certain of our customers have accounted for a significant portion of our revenue. For example, sales to AT&T represented 22% and 11% of our revenue for the years ended December 31, 2021 and 2020, respectively; sales to National Broadband Network represented 20% and 12% of our revenue for the years ended December 31, 2020 and 2019, respectively; and sales to Charter Communications accounted for 14% of our revenue for the year ended December 31, 2019. Based on their historical purchasing patterns, we expect that our large customers will continue to account for a substantial portion of our revenue in future periods. However, we are party to ordinary course agreements with most of our customers.  These agreements generally do not include binding annual purchasing commitments, and actual purchases can vary significantly from year to year.  The fact that a customer represents a significant percentage of revenue in any given year does not guarantee or imply that the same customer will represent a similar or greater percentage of revenue in any future year. Additionally, our customers generally make purchases from us on a purchase-order basis rather than pursuant to long-term contracts, and those that do enter long-term contracts typically have the right to terminate their contracts for convenience. As a result, we generally have no assurances that these large customers will continue to purchase our solutions. We may also see consolidation of our customer base, which could result in loss of customers. In addition, some of our large customers have used, and may in the future use, the sizes and relative importance of their orders to our business to require that we enter into agreements with more customer-favorable terms than we would otherwise agree to and obtain price concessions. The loss of a significant customer, a significant delay or reduction in purchases by large customers or significant price concessions to one or more large customers could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Developing our products is expensive, and the investment in product development may involve a long payback cycle or may result in investments in technologies or standards that do not get adopted in the timeframe we anticipate, or at all. For the years ended December 31, 2021, 2020 and 2019, our research and development expenses were $84.4 million, or approximately 21.0% of our revenue, $84.4 million, or approximately 21.5% of our revenue and $83.3 million, or approximately 29.5% of our revenue, respectively. We expect to continue to invest in software and hardware development in order to expand the capabilities of our fixed and wireless broadband infrastructure solutions, introduce new products and features and build upon our technology leadership, and our research and development expenses may continue to increase in absolute dollars and as a percentage of revenue from 2021 to 2022. Our investments in research and development may not generate positive returns in a timely fashion or at all.

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

We have experienced rapid growth in the scope and complexity of our operations in recent years and are investing in growing our suite of solutions for cable, fixed-line and wireless service providers. This has placed a strain on our management, administrative, operational and financial infrastructure. Our headcount increased from 743 as of December 31, 2018, to 1,004 as of December 31, 2021, and we anticipate continuing to increase our headcount as needed based on future growth. As we have grown, we have had to manage an increasingly larger and more complex array of internal systems and processes to scale with all aspects of our business, including our software development, contract manufacturing and purchasing, logistics and fulfillment and sales, maintenance and support. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and continue to hire, train and manage new employees as needed. To manage domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. We may not be able to successfully implement these or other improvements to our systems and processes in an efficient or timely manner, and we may discover deficiencies in their capabilities or effectiveness. Our failure to improve our systems and processes, or their failure to operate effectively and in the intended manner, may result in disruption of our current operations and customer relationships, our inability to manage the growth of our business, and our inability to accurately forecast our revenue, expenses and earnings.

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

We depend on our direct sales force to increase sales with existing customers and to obtain new customers. As such, we have invested and will continue to invest substantially in our sales organization. In recent periods, we have been adding personnel to our sales function as we focus on growing our business, entering new markets and increasing our market share. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, retaining and integrating sufficient numbers of sales personnel to support our growth, particularly in international markets. In addition, we have significantly increased the number of personnel in our sales and marketing departments in recent periods, with headcount growing from 142 as of December 31, 2018, to 181 as of December 31, 2021. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire, retain or integrate into our corporate culture sufficient numbers of qualified individuals in the markets where we do business or plan to do business. If we are unable to hire, integrate and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new customers or increasing sales to our existing customer base, our business, financial condition, results of operations and prospects could be materially adversely affected.

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

Certain of our products are currently manufactured by a single contract manufacturer.  While we believe there are other contract manufacturers with appropriate production capabilities, it would require significant time and resources before an alternative vendor could commence production of our products.  Thus, should our current vendor experience a disruption in operation or other manufacturing issues, we could experience additional difficulty in filling customer orders for those products.  This could materially, adversely impact our business, financial condition, results of operations and prospects.

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

We were founded in 2003 and booked our first revenue in 2006. The majority of the growth in our revenue and income from operations has occurred since 2013. Given the cyclicality of our end markets, we may sometimes have difficulty evaluating our future prospects or planning for and managing future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving and highly cyclical industries, including the risks described in this Annual Report on Form 10-K. If we do not address these risks successfully, our business, financial condition, results of operations and prospects could be materially adversely affected, and the market price of our common stock could decline.

We have outstanding debt that could limit our ability to make expenditures and investments in the conduct of our business and adversely impact our ability to obtain future financing.

As of December 31, 2021, we have $278.2 million of outstanding debt which matures on December 20, 2023. We may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due in respect of our indebtedness. We may be required to dedicate significant cash flows from operations to make such payments, which could limit our ability to make other expenditures and investments in the conduct of our business. Our indebtedness may also reduce our flexibility in planning for or reacting to changes in our business and market conditions. Our indebtedness also exposes us to interest rate risk, since our debt obligations generally bear interest at variable rates. In addition, we may incur additional indebtedness in the future to meet future financing needs. If we add new debt, the risks described above could increase.

Our credit facility contains restrictive and financial covenants that may limit our operating flexibility.

Our credit facility contains certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event we, incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, change business locations, make certain investments, make any payments on any subordinated debt, transfer or dispose of assets, amend certain material agreements, and enter into various specified transactions. We, therefore, may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders or prepay the outstanding amount under the credit facility. In addition to certain financial reporting requirements, the credit facility also contains a net leverage ratio covenant that may significantly reduce our available borrowings under such facilities. As of December 31, 2021, we were in compliance with the net leverage ratio covenant. Our obligations under the credit facility are secured by substantially all of our assets, excluding intellectual property and certain investments in foreign subsidiaries. Furthermore, our future working capital, borrowings or equity financing could be unavailable to repay or refinance the amounts outstanding under the credit facility. In the event of a liquidation, our lenders would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our common stock would receive a portion of any liquidation proceeds only if all of our creditors, including our lenders, were first repaid in full.

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

The ongoing COVID-19 pandemic presents various risks to us, not all of which we are able to fully evaluate or even to foresee at the current time, and which could have a material effect upon the estimates and judgments relied upon by management in preparing these consolidated financial statements. While we remain fully operational, during the year ended December 31, 2021, the effects of the ongoing COVID-19 pandemic on the global supply chain had a significant adverse effect on our financial results.  In particular, certain of our products utilize components, for which there has been increased global demand.  As a result, throughout 2021, and increasingly in the second half of the year, we began to see shortages of supply that resulted in our inability to fulfill certain customer orders within normal lead times.  This adversely impacted our revenue and operating results for the year ended December 31, 2021. Additionally, shipping bottlenecks and delays negatively affected our ability to timely fulfill customer orders, thereby delaying our ability to consummate sales and recognize revenue. We have also seen, in some cases, significant increases in shipping costs. While we continue to work with our supply chain, contract manufacturers, logistics partners and customers to minimize the extent of such impacts, we expect the effects of global supply chain issues to continue and cannot predict when such effects will subside.  This may prevent us from being able to fulfill our customers’ orders in a timely manner or at all, which could lead to one or more of our customers cancelling their orders. At this time, we are neither able to estimate the extent of these impacts nor predict whether our efforts to minimize or contain them will be successful. We intend to continue to monitor our business very closely for any effects of COVID-19 for as long as necessary.

In addition to the negative impact on our business from global supply chain constraints related to COVID-19, we saw certain benefits that included decreases in certain operating expenses, such as travel and trade show expense, and benefited from certain U.S. government tax relief measures, during the years ended December 31, 2021 and 2020.  We expect these benefits to gradually diminish as the various geographies in which we operate begin to recover from the pandemic.

Due to the above circumstances and as described generally in this Annual Report on Form 10-K, our results of operations for the year ended December 31, 2021 are not necessarily indicative of the results to be expected in future periods. Management cannot predict the full impact of the ongoing COVID-19 pandemic on our sales channels, supply chain, manufacturing and distribution, or on economic conditions generally, including the effects on our current and potential customers, who may curtail spending on investments in current and/or new technologies, delay new equipment evaluations and trials, cancel orders, and possibly delay payments based on liquidity concerns, all of which could have a material impact on our business in the future. Similarly, our supply chain and our contract manufacturers could be affected, which could cause disruptions to our ability to meet customer demand or delivery schedules. For the year ended December 31, 2021, we did see certain delays in our supply chain that adversely impacted delivery schedules to our customers.  If COVID-19 were to have such effects in the future, there would likely be a material adverse impact on our financial results, liquidity and capital resource needs. This uncertainty makes it challenging for management to estimate the future performance of our business, particularly in the near to medium term and the impact of COVID-19 could have a material adverse impact on our results of operations in the near to medium term.

The coronavirus outbreak has resulted in an increase in demand for certain of our solutions, which may subside or decrease when the pandemic ends.

  The pandemic and resulting lockdowns have resulted in an increase in demand for residential broadband services, which has in turn led to an increase in demand for certain of our solutions, including our fiber extension home network connection devices and our Fixed Wireless Access Customer Premise Equipment or “CPE” devices. We also saw a shift in demand from our cable customers toward more I-CCAP chassis each quarter. That increase in demand contributed to our strong revenue performance in 2020 and continued in 2021. We cannot guarantee that the heightened demand for residential broadband services will continue for the duration of the pandemic or after the pandemic ends. We similarly cannot guarantee that even to the extent the heightened demand for residential broadband services continues that we will continue to see heightened demand for our solutions. A decrease in demand for our solutions could have a material adverse impact on our revenue and results of operations.

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

As of January 31, 2022, our directors, executive officers and 10% stockholders beneficially owned, in the aggregate, approximately 63.5% of our outstanding common stock. As a result, these stockholders could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

In addition to our outstanding common stock, as of January 31, 2022, there were 6,444,160 shares subject to outstanding options, 3,939,357 shares subject to outstanding restricted stock unit awards, or RSUs, 442,033 shares subject to outstanding performance-based restricted stock units, or PSUs, and an additional 9,424,818 shares reserved for future issuance under our equity incentive plans. Because we have registered most shares of common stock that may be issued under our equity incentive plans pursuant to a Registration Statement on Form S-8, any such registered shares that we issue can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our operations as a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could materially adversely affect our business, financial condition, results of operations and prospects.

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

Changes in U.S. and foreign tax rules and regulations, or interpretations thereof, may give rise to potentially adverse tax consequences and adversely affect our financial condition.

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

Effective January 1, 2022, the Tax Cuts and Jobs Act of 2017 requires us to capitalize, and subsequently amortize R&D expenses over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S.  This will result in a material increase to our U.S. income tax liability and net deferred tax assets and a material decrease to our cash flows provided from operations.  Furthermore, since we provide for a full valuation allowance against out U.S. deferred tax assets, this will have an adverse effect on our effective tax rate.  The actual impact will depend on multiple factors, including the amount of R&D expenses incurred and whether the research activities are performed within or outside of the U.S.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority announced plans to phase out the use of LIBOR by June 30, 2023. Although timing for this phase-out, as well the impact of a replacement reference rate for our outstanding term loan, are uncertain at this time, the elimination of LIBOR could have an adverse impact on our business, results of operations, or financial condition. We may incur significant expenses to amend our LIBOR-indexed loans, derivatives, and other applicable financial or contractual obligations, including our credit facilities, to a new reference rate, which may differ significantly from LIBOR. Accordingly, the use of an alternative rate could result in increased costs, including increased interest expense on our credit facilities, and increased borrowing and hedging costs in the future. Additionally, the elimination of LIBOR may adversely impact the value of and the expected return on our existing derivatives, if any. At this time, no final consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and we are unable to predict the effect of any such alternatives on our business, results of operations or financial condition.

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

We will remain an emerging growth company until December 31, 2022, which is the last day of the fiscal year following the fifth anniversary of our initial public offering.

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

On August 9, 2019, Donald Hook filed a putative shareholder class action lawsuit in the Supreme Court of the State of New York, County of New York, Donald Hook, et al., v. Casa Systems, Inc. et al., Index No. 654548/2019, against the same defendants named in the Shen and Baig matters. The complaint, as later amended on November 22, 2019, purported to be brought on behalf of all purchasers of our common stock in and/or traceable to our IPO and generally alleged that (i) each of the defendants violated Section 11 and/or Section 12(a)(2) of the Securities Act because documents related to our IPO including our registration statement and prospectus were materially misleading by containing untrue statements of material fact and/or omitting to state material facts necessary to make such statements not misleading and (ii) the individual defendants and Summit Partners acted as controlling persons within the meaning and in violation of Section 15 of the Securities Act. Plaintiff sought, among other things, compensatory damages, costs and expenses, including counsel and expert fees, rescission or a rescissory measure of damages, disgorgement, and equitable and injunctive relief. On August 30, 2021, the court granted motions to dismiss filed by the defendants.  On September 30, 2021, plaintiff filed notice of appeal.

On August 13, 2019, Panther Partners, Inc. filed a putative shareholder class action lawsuit in the Supreme Court of the State of New York, New York County, Panther Partners, Inc., et al., v. Jerry Guo et al., Index No 654585/2019, against us, certain of our current and former executive officers and directors, and the underwriters from our April 30, 2018 follow-on offering of common stock, which we refer to as our “Follow-on Offering.” The complaint, as later amended on November 22, 2019, purported to be brought on behalf of all purchasers of our common stock in our Follow-on Offering and generally alleged that (i) each of the defendants, other than Abraham Pucheril, violated Section 11 of the Securities Act, and each of the defendants violated Section 12(a)(2) of the Securities Act, because documents related to our Follow-on Offering, including our registration statement and prospectus, were materially misleading by containing untrue statements of material fact and/or omitting to state material facts necessary to make such statements not misleading and (ii) the individual defendants acted as controlling persons within the meaning and in violation of Section 15 of the Securities Act. Plaintiff sought, among other things, compensatory damages, costs and expenses, including counsel and expert fees, rescission or a rescissory measure of damages, and equitable and injunctive relief. On October 4, 2021, the court granted motions to dismiss filed by the defendants. On November 4, 2021, plaintiff filed a notice of appeal.

We are generally obligated to indemnify our officers, directors, and the IPO and Follow-on Offering underwriters in each of the matters described above.

No amounts have been accrued for any of the putative class action lawsuits referenced above in the year ended December 31, 2021, as we do not believe the likelihood of a material loss is probable. Although the ultimate outcome of these matters cannot be predicted with certainty, the resolution of any of these matters could have a material impact on our results of operations in the period in which such matter is resolved.

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

Holders of Record

As of January 31, 2022, there were 14 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are not able to estimate the number of stockholders represented by these record holders.

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

The following graph compares the cumulative total return to stockholders for our common shares for the period from December 15, 2017 (the date our common stock began trading on the Nasdaq Global Select Market) through December 31, 2021 with the Nasdaq Composite Index. The comparison assumes an investment of $100 was made on December 15, 2017 in our common shares and in each of the indices and in the case of the indices it also assumes reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

Comparison Cumulative Total Return
Assumes Initial Investment of $100
December 2021
250.00
200.00
150.00
100.00
50.00
-
12/15/2017
2/15/2018
4/15/2018
6/15/2018
8/15/2018
10/15/2018
12/15/2018
2/15/2019
4/15/2019
6/15/2019
8/15/2019
10/15/2019
12/15/2019
2/15/2020
4/15/2020
6/15/2020
8/15/2020
10/15/2020
12/15/2020
2/15/2021
4/15/2021
6/15/2021
8/15/2021
10/15/2021
12/15/2021
CASA
NASDAQ Composite
NASDAQ Telecomm

Recent Sales of Unregistered Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table sets forth information with respect to repurchases of shares of our common stock during the three-month period ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(In thousands)		(In thousands)	(In thousands)
October 1 - October 31, 2021	—	$—	—	$70,208
November 1 - November 30, 2021	358	$4.98	358	$68,434
December 1 - December 31, 2021	1,313	$5.36	1,313	$61,423
(1)

On February 21, 2019, we announced that our board of directors authorized the repurchase of up to $75.0 million of our common stock under a stock repurchase program. From inception through December 31, 2021, we repurchased approximately 3.4 million shares under the program for approximately $13.6 million before commissions. The stock repurchase program has no expiration date, does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice.

Use of Proceeds

On December 19, 2017, we closed our initial public offering of common stock under a registration statement on Form S-1 (File No. 333-221658) that was declared effective by the SEC on December 14, 2017. The net offering proceeds to us from the offering, after deducting underwriting discounts of $6.3 million and offering expenses payable by us totaling $4.1 million, were approximately $79.3 million. No offering discounts, commissions or expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 15, 2017, pursuant to Rule 424(b)(4) promulgated under the Securities Act. As of December 31, 2021, we had not used any of the net offering proceeds and we have invested the proceeds into an investment portfolio with the primary objective of preserving principal and providing liquidity without significantly increasing risk.

Item 6. Reserved.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section titled “Risk Factors.” For discussion comparing the period ended December 31, 2020 to December 31, 2019, please refer to our Annual Report on Form 10-K, filed with the SEC on February 25, 2021.

Overview

With our physical, virtual and cloud-native 5G infrastructure and customer premise networking equipment solutions, we help our CSP customers transform and expand their public and private high-speed data and multi-service communications networks so they can meet the growing demand for bandwidth and new services. Our core and edge convergence technology enables CSPs and enterprises to cost-effectively and dynamically increase network speed, add bandwidth capacity and new services, reduce network complexity, and reduce operating and capital expenditures regardless of access technology.

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

COVID-19 Pandemic

The ongoing COVID-19 pandemic presents various risks to us, not all of which we are able to fully evaluate or even to foresee at the current time, and which could have a material effect upon the estimates and judgments relied upon by management in preparing these consolidated financial statements. While we remain fully operational, during the year ended December 31, 2021, the effects of the ongoing COVID-19 pandemic on the global supply chain had a significant adverse effect on our financial results.  In particular, certain of our products utilize components whose availability was significantly exceeded by global demand.  As a result, throughout 2021, and increasingly during the second half of the year, we began to see shortages of supply that resulted in our inability to fulfill certain customer orders within normal lead times.  This adversely impacted our revenue and operating results for the year ended December 31, 2021. Additionally, shipping bottlenecks and delays negatively affected our ability to timely fulfill customer orders, thereby delaying our ability to consummate sales and recognize revenue. We have also seen, in some cases, significant increases in shipping costs. While we continue to work with our supply chain, contract manufacturers, logistics partners and customers to minimize the extent of such impacts, we expect the effects of global supply chain issues to continue and cannot predict when such effects will subside.  This may prevent us from being able to fulfill our customers’ orders in a timely manner or at all, which could lead to one or more of our customers cancelling their orders.  At this time, we are neither able to estimate the extent of these impacts nor predict whether our efforts to minimize or contain them will be successful. We intend to continue to monitor our business very closely for any effects of COVID-19 for as long as necessary.

In addition to the negative impact on our business from global supply chain constraints related to COVID-19, we saw certain benefits that included decreases in certain operating expenses, such as travel and trade show expense, and benefited from certain U.S. government tax relief measures, discussed further below, during the years ended December 31, 2021 and 2020.  We expect these benefits to gradually diminish as the various geographies in which we operate begin to recover from the pandemic.

For the year ended December 31, 2021, we were able to benefit from the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, that was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s Social Security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property, or QIP.  For the year ended December 31, 2021, we recognized a reduction to cost of goods sold of $0.6 million and a reduction in operating expenses of $4.3 million, in connection with a payroll tax credit under the CARES Act.  For the years ended December 31, 2021 and 2020, we recognized an income tax benefit of $7.1 million and $23.5 million, respectively (see Note 10 to our accompanying financial statements) due to the net operating loss carryback provisions of the CARES Act. We will continue to evaluate the impact of the CARES Act on our financial position, results of operations, and cash flows.

Due to the above circumstances and as described generally in this Annual Report on Form 10-K, our results of operations for the years ended December 31, 2021 and 2020 are not necessarily indicative of the results to be expected in future years. Management cannot predict the full impact of the ongoing COVID-19 pandemic on our sales channels, supply chain, manufacturing and distribution, or on economic conditions generally, including the effects on our current and potential customers, who may temporarily accelerate or curtail spending on investments in current and/or new technologies, delay new equipment evaluations and trials, and possibly delay payments based on liquidity concerns, all of which could have a material impact on our business in the future. Similarly, our supply chain and our contract manufacturers could be affected, which could cause disruptions to our ability to meet customer demand or delivery schedules. For the year ended December 31, 2021, we did see certain delays in our supply chain that adversely impacted delivery schedules to our customers.  If COVID-19 were to have such effects in the future, there would likely be a material adverse impact on our financial results, liquidity and capital resource needs. This uncertainty makes it challenging for management to estimate the future performance of our business, particularly in the near to medium term and the impact of COVID-19 could have a material adverse impact on our results of operations in the near to medium term.

Our Business Model

We derive revenue from sales of our products and services. Prior to the year ended December 31, 2020, the majority of our product revenue came from sales of our broadband products, particularly our C100G CCAP solution to cable operators worldwide. In the years ended December 31, 2021 and 2020, sales of our wireless and fixed telco products to mobile network operators and diversified CSPs globally comprised a majority of our revenue. We generate service revenue primarily from sales of maintenance and support services, which end customers typically purchase in conjunction with our products, and, to a lesser extent, from sales of professional services and extended warranty services.

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

Each of our sales teams is responsible for a geographic territory and/or has responsibility for a number of major direct end-customer accounts. We have a diverse, global customer base and our revenue by geographic region fluctuates from period to period based on the timing of customer projects. The percentages of our revenue derived from customers in each geographic region were as follows:

	Year Ended December 31,
	2021	2020	2019
Revenue by geographic region:
North America	55.1%	42.3%	49.6%
Latin America	6.9%	8.9%	8.5%
Europe, Middle East and Africa	7.6%	9.1%	13.5%
Asia-Pacific	30.4%	39.7%	28.4%
Total	100.0%	100.0%	100.0%

The increase in percentage of revenues in the North America region from the year ended December 31, 2020 to the year ended December 31, 2021 is attributed to the increased wireless sales to our Tier 1 customers.

The decrease in percentage of revenues in the Asia-Pacific region from the year ended December 31, 2020 to the year ended December 31, 2021 is attributed to the decline of wireless and fixed telco device shipments due to supply chain issues.

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

Our acquisition of NetComm on July 1, 2019 expanded our product offerings to include fixed wireless access, fixed broadband and FTTdp devices. The results for the years ended December 31, 2021 and 2020 included a full year of incremental revenues as compared to the year ended December 31, 2019, which included such revenues only for the six-month period from July 1, 2019 through December 31, 2019.

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

Cost of Revenue

Our cost of product revenue consists primarily of the costs of procuring goods, such as CCAP chassis, cable access products, line cards embedded with Field Programmable Gate Arrays, or FPGAs, and components for our fixed wireless access and FTTdp devices. In addition, cost of product revenue includes salary and benefit expenses, including stock-based compensation, for manufacturing and supply-chain management personnel, allocated facilities-related costs, estimated warranty costs, third-party logistics costs, estimated costs associated with excess and obsolete inventory and amortization expense related to certain acquired intangible assets.

Our cost of service revenue includes salary and benefit expenses, including stock-based compensation, for our maintenance and support services and professional services personnel, fees incurred for subcontracted professional services provided to our customers, and allocated facilities-related costs.

Gross Profit

Our product gross profit and gross margin have been, and may in the future be, influenced by several factors, including changes in the volume of our software products sold, product configuration, sales of capacity expansions, geographic location of our customers, pricing due to competitive pressure, estimated warranty costs, inventory obsolescence, and favorable and unfavorable changes in inventory production volume and component costs. As some products mature, the average selling prices of those products may decline. In addition, gross margins on customer premise devices are lower than on our legacy broadband hardware products. Our service gross profit and gross margin have been, and may in the future be, influenced by the amount and timing of renewals of maintenance and support services contracts by customers, pricing due to competitive pressure and, to a lesser extent, the amount of professional services ordered by customers and performed by us. To the extent that software products increase as a percentage of revenue in 2022, we would expect that our gross margin will increase for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salary and benefit expenses, including stock-based compensation, for employees and costs for contractors engaged in sales, marketing, general and administrative activities. Selling, general and administrative expenses also include commissions, calculated as a percentage of the related customer payment, to sales agents that assist us in the sales process with certain customers primarily located in the Latin America and Asia-Pacific regions. These sales agent commissions fluctuate from period to period based on the amount and timing of sales to the customers subject to sales agent commissions. Selling, general and administrative expenses also include marketing activities, such as travel expenses, trade shows, marketing programs and promotional materials, amortization expense related to certain acquired intangible assets, professional services, such as legal and accounting fees, as well as allocated facilities-related costs.

We expect that our selling, general and administrative expenses may increase in the near term as we continue to make investments in our sales and marketing organizations, expand our marketing programs and efforts to increase the market awareness and sales of our products and services, and in the event that any expense reductions related to COVID-19 cease.

Other Income (Expense), Net

Other income (expense), net consists of interest income from our investments in short-term financial instruments, such as certificates of deposit and money market mutual funds, and interest expense associated with our term loan and revolving credit facilities and debt maintenance costs related to our revolving credit facility. Other income (expense), net also includes realized and unrealized gains and losses from foreign currency transactions and interest and penalties associated with uncertain tax positions. We hedge certain significant transactions denominated in currencies other than the U.S. dollar, and we expect to continue to do so to minimize our exposure to foreign currency fluctuations.

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

For taxable years beginning after January 1, 2018, taxpayers are subjected to the global intangible low-taxed income provisions, or GILTI provisions. The GILTI provisions require us to currently recognize in U.S. taxable income, a deemed dividend inclusion of foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The ability to benefit from a deduction and foreign tax credits against a portion of the GILTI income may be limited under the GILTI rules as a result of the utilization of net operating losses, foreign sourced income, and other potential limitations within the foreign tax credit calculation. For the years ended December 31, 2021, 2020 and 2019, we recorded an income tax charge of $2.6 million, $3.5 million and $0.9 million, respectively, related to GILTI. We have made an accounting policy election, as allowed by the SEC and FASB, to recognize the impacts of GILTI within the period incurred. Therefore, no U.S. deferred taxes are provided on GILTI inclusions of future foreign subsidiary earnings.

Effective January 1, 2022, the Tax Cuts and Jobs Act of 2017 requires us to capitalize, and subsequently amortize R&D expenses over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S.  This will result in a material increase to our U.S. income tax liability and net deferred tax assets and a material decrease to our cash flows provided from operations.  Furthermore, since we provide for a full valuation allowance against out U.S. deferred tax assets, this will have an adverse effect on our effective tax rate.  The actual impact will depend on multiple factors, including the amount of R&D expenses incurred and whether the research activities are performed within or outside of the U.S.

Results of Operations

The following tables set forth our consolidated results of operations in dollar amounts and as a percentage of total revenue for the periods shown:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenue:
Product	$353,942	$346,083	$241,377
Service	47,383	47,163	40,920
Total revenue	401,325	393,246	282,297
Cost of revenue(1):
Product	208,451	187,706	113,059
Service	4,694	4,941	6,706
Total cost of revenue	213,145	192,647	119,765
Gross profit	188,180	200,599	162,532
Operating expenses:
Research and development(1)	84,362	84,370	83,331
Selling, general and administrative(1)	85,563	92,016	88,320
Total operating expenses	169,925	176,386	171,651
Income (loss) from operations	18,255	24,213	(9,119)
Other income (expense), net	(14,761)	(14,464)	(15,296)
Income (loss) before provision for (benefit from) income taxes	3,494	9,749	(24,415)
Provision for (benefit from) income taxes	287	(15,052)	23,791
Net income (loss)	$3,207	$24,801	$(48,206)

(1)	Includes stock-based compensation expense related to stock options, stock appreciation rights and restricted stock units granted to employees and non-employee consultants as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	$137	$153	$216
Research and development expense	2,665	2,447	1,569
Selling, general and administrative expense	12,017	10,555	8,036
Total stock-based compensation expense	$14,819	$13,155	$9,821

	Year Ended December 31,
	2021	2020	2019
	(as a percentage of total revenue)
Revenue:
Product	88%	88%	86%
Service	12	12	14
Total revenue	100	100	100
Cost of revenue:
Product	52	48	40
Service	1	1	2
Total cost of revenue	53	49	42
Gross profit	47	51	58
Operating expenses:
Research and development	21	21	30
Selling, general and administrative	21	23	31
Total operating expenses	42	45	61
Income (loss) from operations	5	6	(3)
Other income (expense), net	(4)	(4)	(5)
Income (loss) before provision for (benefit from) income taxes	1	2	(9)
Provision for (benefit from) income taxes	0	(4)	8
Net income (loss)	1%	6%	(17)%

Percentages in the table above are based on actual values. As a result, some totals may not sum due to rounding.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenue

	Year Ended December 31,
	2021		2020		Change
	Amount	% of Total	Amount	% of Total	Amount	%
	(dollars in thousands)
Revenue:
Product	$353,942	88.2%	$346,083	88.0%	$7,859	2.3%
Service	47,383	11.8%	47,163	12.0%	220	0.5%
Total revenue	$401,325	100.0%	$393,246	100.0%	$8,079	2.1%
Revenue by geographic region:
North America	$221,302	55.1%	$166,177	42.3%	$55,125	33.2%
Latin America	27,841	6.9%	34,926	8.9%	(7,085)	(20.3)%
Europe, Middle East and Africa	30,378	7.6%	35,933	9.1%	(5,555)	(15.5)%
Asia-Pacific	121,804	30.4%	156,210	39.7%	(34,406)	(22.0)%
Total revenue	$401,325	100.0%	$393,246	100.0%	$8,079	2.1%

	Year Ended December 31,		Change
	2021	2020	Amount	%
Product revenue:
Wireless	$170,233	$111,255	$58,978	53.0%
Fixed telco	66,017	96,904	(30,887)	(31.9)%
Cable	117,692	137,924	(20,232)	(14.7)%
Total product revenue	353,942	346,083	7,859	2.3%
Service revenue
Wireless	5,538	7,348	(1,810)	(24.6)%
Fixed telco	5,034	1,924	3,110	161.6%
Cable	36,811	37,891	(1,080)	(2.9)%
Total service revenue	47,383	47,163	220	0.5%
Total revenue	$401,325	$393,246	$8,079	2.1%

The increase in product revenue was primarily attributed to continued increased demand for our wireless products, with partial offset due to supply chain delays.  The increase in wireless revenue was partially offset by decreased revenue from our fixed telco and cable product lines, both of which have been adversely affected by supply chain delays and decreased demand.  Fixed telco revenue was also adversely impacted by reduced revenue from a Tier 1 customer that has recently completed its infrastructure buildout.

The overall increase in service revenue was primarily due to increased support renewals and steady sales of fixed telco services, partially offset by a decline in wireless service revenue.  The decline in wireless services was partially driven by a decline in professional services projects.

Cost of Revenue and Gross Profit

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$208,451	$187,706	$20,745	11.1%
Service	4,694	4,941	(247)	(5.0)%
Total cost of revenue	$213,145	$192,647	$20,498	10.6%

	Year Ended December 31,
	2021		2020		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin (bps)
	(dollars in thousands)
Gross profit:
Product	$145,491	41.1%	$158,377	45.8%	$(12,886)	(470)
Service	42,689	90.1%	42,222	89.5%	467	60
Total gross profit	$188,180	46.9%	$200,599	51.0%	$(12,419)	(410)

The increase in cost of product revenue was primarily attributed to increased revenue and supply chain issues, including increased shipping charges and prices of our component parts.  The overall product gross margin decline was also due to the mix of products sold, with lower margin wireless products comprising a larger percentage of total revenue.

The decrease in cost of service revenue and increase in service gross profit was primarily due to a decrease in utilization of third-party professional services as we have increasingly relied on in-house resources.

Research and Development

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Research and development	$84,362	$84,370	$(8)	0.0%
Percentage of revenue	21.0%	21.5%

Research and development expense was consistent for the years ended December 31, 2021 and 2020.  Personnel costs increased by $0.2 million, resulting from an increase in salaries and benefits expenses of $2.8 million during the year ended December 31, 2021 as compared with the year ended December 31, 2020, due to a non-recurring reduction realized from a cash flow hedge in 2020, as well as an increase in average headcount in 2021, partially offset by a reduction in payroll tax expenses due to a CARES Act credit of $2.6 million during the year ended December 31, 2021. Professional services increased $0.4 million during the year ended December 31, 2021. Allocated facilities and depreciation costs increased by $0.4 million driven by increased average headcount. Offsetting these increases were expenses for purchases of research and development materials during the year ended December 31, 2021, which were approximately $1.1 million less than for the year ended December 31, 2020.

Selling, General and Administrative

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Selling, general and administrative	$85,563	$92,016	$(6,453)	(7.0)%
Percentage of revenue	21.3%	23.4%

The decrease in selling, general and administrative expense was primarily driven by a $2.5 million decrease in depreciation expense as assets that became fully depreciated were not replaced, a decrease of $1.8 million in professional services, and a decrease of $0.6 million in other taxes. Personnel costs decreased by $1.4 million for the year ended December 31, 2021, driven by a $3.9 million decrease in commissions, a $0.5 million decrease in travel due to COVID-19, and a $1.6 million decrease in payroll taxes due to a CARES Act credit during the year ended December 31, 2021, partially offset by increases in salaries and benefits expenses of $3.2 million, due to a non-recurring reduction realized from a cash flow hedge in 2020, as well as increased average headcount in 2021, and increased stock-based compensation of $1.5 million.

Other Income (Expense), Net

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Other income (expense), net	$(14,761)	$(14,464)	$(297)	2.1%
Percentage of revenue	(3.7)%	(3.7)%

The change in other income (expense), net was primarily due to a $2.6 million increase in foreign exchange losses due to fluctuations in the Australian dollar and the China Renminbi exchange rates and a $0.6 million decrease in interest income due to lower interest rates for the year ended December 31, 2021, partially offset by a $1.9 million decrease in interest expense due to decreases in both the outstanding principal balance and the interest rate on our term loan facility.  In addition, a liability for uncertain tax positions was reversed in 2021 due to statue expiration.  Upon release of the underlying liability, associated interest and penalty accruals were also reversed, resulting in a decrease in interest expense of $1.0 million, and an increase in other income of $1.0 million for a total decrease in other expense of $2.0 million.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$287	$(15,052)	$15,339	(101.9)%
Effective tax rate	8.2%	(154.4)%

The change in the provision for (benefit from) income taxes was primarily due to the impact of the CARES Act which included changes in the valuation allowance recorded against our net U.S. deferred tax assets partially offset by changes in the impact of foreign research and development activities. The change in the provision for (benefit from) income taxes was also impacted by changes in the jurisdictional mix of earnings period over period.

Liquidity and Capital Resources

Our principal sources of liquidity have been and continue to be our cash and equivalents and cash flows from operations.

On July 1, 2019, we acquired 100% of the equity interests in NetComm for cash consideration of $162.0 million AUD ($112.7 million USD, based on an exchange rate of USD $0.700 per AUD $1.00 on July 1, 2019). In addition, we recognized advisory fee expenses of $1.5 million, which became due and payable upon the closing of the acquisition.

The following tables set forth our cash and cash equivalents and working capital as of December 31, 2021, 2020 and 2019 as well as our net cash flows for the years ended December 31, 2021, 2020 and 2019:

	As of December 31,
	2021	2020	2019
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$154,703	$157,455	$113,638
Working capital	264,157	251,573	213,977

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Consolidated Cash Flow Data:
Net cash provided by (used in) operating activities	$33,598	$53,642	$(39,022)
Net cash used in investing activities	(5,326)	(5,585)	(118,022)
Net cash used in financing activities	(29,395)	(6,303)	(9,527)

As of December 31, 2021, we had cash and cash equivalents of $154.7 million and net current accounts receivable of $85.8 million.

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

From our inception through December 31, 2021, our board of directors has declared a special dividend on five separate occasions and has approved cash payments to the holders of our stock options, stock appreciation rights, or SARs, and restricted stock units, or RSUs, as equitable adjustments in connection with these special dividends. No dividend payments were made during the years ended December 31, 2021, 2020, and 2019, however, equitable adjustment payments totaled $0.1 million, $0.7 million and $2.6 million in the years ended December 31, 2021, 2020 and 2019, respectively. As of December

31, 2021, there were less than $0.1 million of equitable adjustment payments that had been approved by our board of directors that had not yet been paid to the holders of our stock options, SARs and RSUs. The remaining equitable adjustment payments were fully paid in January 2022. We do not anticipate declaring cash dividends in the foreseeable future. Any future determination to declare dividends will be subject to the discretion of our board of directors and applicable law, and will depend on various factors, including our results of operations, financial condition, prospects and any other factors deemed relevant by our board of directors.

Cash Flows

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increases in sales and timing of collections and by purchases and shipments of inventory. Our primary uses of cash from operating activities have been for inventory purchases, personnel costs and investment in sales and marketing and research and development. We expect cash outflows from operating activities to increase as a result of further investment in research and development and sales and marketing and increases in personnel costs as we continue to enhance our products and introduce new products in an effort to continue to expand our business.

During the year ended December 31, 2021, cash provided by operating activities was $33.6 million, primarily resulting from our net income of $3.2 million, net non-cash expenses of $31.7 million and net cash used by changes in our operating assets and liabilities of $1.3 million. The net cash used by changes in our operating assets and liabilities during the year ended December 31, 2021 was primarily due to a $12.0 million decrease in accounts payable due to timing of payments, a $9.9 million increase in prepaid income taxes, a $4.2 million decrease in accrued income taxes and a $2.0 million increase in prepaid expenses and other assets.  These uses of cash were partially offset by a decrease in inventory of $14.1 million due to shipments to fill existing orders as well as supply chain constraints to procure our products, an $8.2 million decrease in accounts receivable due to timing of collections from customers, a $2.4 million increase in deferred revenue due to timing of orders during the year and a $2.1 million increase in accrued expenses due to the timing of payments.

Investing Activities

Other than the NetComm acquisition on July 1, 2019, our investing activities consist primarily of expenditures for lab and computer equipment and software to support the development of new products and increase our manufacturing capacity to meet customer demand for our products. In addition, our investing activities included expansion of and improvements to our facilities. As our business expands, we expect that we will continue to invest in these areas.

Net cash used in investing activities during the year ended December 31, 2021 was $5.3 million and consisted of purchases of property and equipment of $3.9 million and purchases of software licenses of $1.4 million.

Financing Activities

Net cash used in financing activities during the year ended December 31, 2021 was $29.4 million and consisted of debt principal repayments of $16.3 million, repurchases of common stock of $8.8 million, and payment of taxes on behalf of our employees related to net share settlement of equity awards of $6.5 million, partially offset by proceeds from the exercise of stock options of $2.3 million.

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

As of December 31, 2021 and 2020, we had borrowings of $278.2 million and $288.0 million, respectively, outstanding under the term loan facility. As of December 31, 2020, we had borrowings of $6.5 million under the revolving credit facility, which were drawn down to fund the repayment of our commercial mortgage loan. The outstanding borrowings under the revolving credit facility were repaid in full on October 25, 2021, and the revolving credit facility matured on December 20, 2021. As of December 31, 2020, we had also used $1.5 million of availability under the revolving credit facility for two stand-by letters of credit, one which served as collateral to one of our customers pursuant to contractual obligations and one which served as collateral for operating leases in Australia. Upon maturity of the revolving credit facility on December 20, 2021, we entered into two new letters of credit, backed by cash collateral of $2.1 million, to serve as collateral for these obligations.

Borrowings under the facilities bear interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at our option, a base rate (defined as the highest of (x) the JPMorgan Chase, N.A. prime rate, (y) the federal funds effective rate, plus one-half percent (0.50%) per annum and (z) a one-month Eurodollar rate plus 1.00% per annum) plus an applicable margin. The applicable margin for borrowings under the term loan facility is 4.00% per annum for Eurodollar rate loans (subject to a 1.00% per annum interest rate floor) and 3.00% per annum for base rate loans. The applicable margin for borrowings under the revolving credit facility was 1.75% per annum for Eurodollar rate loans and 0.75% per annum for base rate loans, subject to reduction based on our maintaining specified net leverage ratios. The interest rates payable under the facilities are subject to an increase of 2.00% per annum during the continuance of any payment default.

For Eurodollar rate loans, we may select interest periods of one, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. We have the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at our option, subject, in the case of Eurodollar rate loans, to breakage costs if the conversion is effected prior to the end of the applicable interest period. As of December 31, 2021 and 2020, the interest rate on our borrowings under the term loan facility was 5.00% per annum, which was based on a one-month and six-month Eurodollar rate, respectively, at the applicable floor of 1.00% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans.

The revolving credit facility also required payment of quarterly commitment fees at a rate of 0.25% per annum on the difference between committed amounts and amounts actually borrowed under the facility and customary letter of credit fees.

The term loan facility matures on December 20, 2023. The term loan facility is subject to amortization in equal quarterly installments, which commenced on March 31, 2017, of principal in an annual aggregate amount equal to 1.0% of the original principal amount of the term loans of $300.0 million, with the remaining outstanding balance payable at the date of maturity.

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

In addition, we are required to make mandatory prepayments under the facilities with respect to (i) 100% of the net cash proceeds from certain asset dispositions (including casualty and condemnation events) by us or certain of our subsidiaries, subject to certain exceptions and reinvestment provisions, (ii) 100% of the net cash proceeds from the issuance or incurrence of any additional debt by us or certain of our subsidiaries, subject to certain exceptions, and (iii) 50% of our excess cash flow, as defined in the credit agreement, subject to reduction upon our achievement of specified performance targets. In accordance with these provisions, a mandatory prepayment of $6.8 million was paid on April 2, 2021.  Based on results for the year ended December 31, 2021, no mandatory prepayment will be required in 2022.

The facilities are secured by, among other things, a first priority security interest, subject to permitted liens, in substantially all of our assets and all of the assets of certain of our subsidiaries and a pledge of certain of the stock of certain of our subsidiaries, in each case subject to specified exceptions. The facilities contain customary affirmative and negative covenants, including certain restrictions on our ability to pay dividends, and, with respect only to the revolving credit facility, which expired on December 20, 2021, a financial covenant requiring us to maintain a specified total net leverage ratio, in the event that on the last day of any fiscal quarter, we have utilized more than 30% of our borrowing capacity under the revolving credit facility.

Tax Cuts and Jobs Act

Of our total cash and cash equivalents of $157.8 million as of December 31, 2021, $122.1 million was held by our foreign subsidiaries. The Tax Cuts and Jobs Act, or TCJA, established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. As a result, applicable U.S. corporate income taxes have been provided on substantially all of our accumulated earnings of foreign subsidiaries. Beginning in 2018, the TCJA also required a minimum tax on certain future earnings generated by foreign subsidiaries while providing future tax-free repatriation of such earnings through a 100% dividends-received deduction.

While the intent of TCJA was to provide for a territorial tax system, effective for taxable years beginning after January 1, 2018, taxpayers are subjected to the Global Intangible Low-Taxed Income, or GILTI, provisions. The GILTI provisions require us to currently recognize in U.S. taxable income, a deemed dividend inclusion of foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. For the years ended December 31, 2021 and 2020 we recorded income tax charges of $2.6 million and $3.5 million, respectively, related to GILTI.

Stock Repurchase Program

On February 21, 2019, we announced a stock repurchase program under which we were authorized to repurchase up to $75.0 million of our common stock. During the years ended December 31, 2021 and 2020, we repurchased 1.7 million and 1.2 million shares of our common stock for approximately $8.8 million and $3.0 million, before commissions, respectively. As of December 31, 2021, approximately $61.4 million remained authorized for repurchases of our common stock under the stock repurchase program. The stock repurchase program has no expiration date, does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice.

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

Revenue Recognition

Effective January 1, 2019, we adopted ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective transition method. We applied this method to contracts that were not complete as of the date of initial application. The following is a summary of new and/or revised significant accounting policies affected by our adoption of ASC 606, which relate primarily to revenue and cost recognition.

We generate revenue from sales of our products, along with associated maintenance, support and extended hardware warranty services, and, to a lesser extent, from sales of professional services. Maintenance and support services include telephone support, bug fixes and unspecified software upgrades and updates provided on a when-and-if-available basis and/or extended hardware warranty.

In our consolidated statements of operations and comprehensive income (loss), we classify revenue from sales of cable, wireless and fixed telco products as product revenue, and revenue from maintenance and support and professional services as service revenue.

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

Performance Obligations

The majority of our contracts with customers contain multiple performance obligations including products and maintenance services, and on a limited basis, professional services. For these contracts, we account for individual performance obligations separately if they are considered distinct. We consider our cable, wireless and fixed telco products, maintenance services and professional services as distinct performance obligations. When multiple performance obligations exist in a customer contract, we allocate the transaction price to the separate performance obligations on a relative SSP basis. We determine SSP using our judgment and based on the best evidence available which may include the selling price of products when sold on a standalone basis to similar customers in similar circumstances, or in the absence of standalone sales, taking into consideration our historical pricing practices by customer type, selling method (i.e., resellers or direct), and geographic-specific market factors.

Product revenue

Some of our cable, wireless and fixed telco products have both software and non-software (i.e., hardware) components that function together to deliver the products’ essential functionality. In these instances, our hardware generally cannot be used apart from the embedded software and is considered one distinct performance obligation. We recognize revenue for both new and existing customers at a point in time when control of the products is transferred to the customer, which is typically when title and risk of loss have transferred and the right to payment is enforceable. We also earn revenue from the sale of perpetual software licenses and/or software-enabled capacity expansions. Revenue on perpetual software licenses and software-enabled capacity expansions for existing customers are also distinct performance obligations as they are separately identifiable and provide additional bandwidth capacity on hardware products already purchased by the customer. We recognize revenue on perpetual software licenses and software-enabled capacity expansions when control is transferred, which is typically as the software entitlements are made available to the customer.

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

Maintenance and Support Services and Professional Services Revenue

Other than for certain of our CPE products, we generally sell our products with maintenance and support services, a distinct performance obligation that includes the stand-ready obligation to provide telephone support, bug fixes and unspecified software upgrades and updates provided on a when-and-if-available basis and/or extended hardware warranty. After the initial sale, customers may purchase annual renewals of support contracts. Our telephone support and unspecified upgrades and updates are delivered over time and we therefore recognize revenue ratably over the contract term, which is typically one year, but can be as long as five years. We also generate revenue from sales of professional services, such as installation, configuration and training. Professional services are a distinct performance obligation since our products are functional without these services and can generally be performed by the customer or a third party. We generally recognize fee-based professional services delivered at a point in time as the professional services are completed and upon receipt of acceptance if applicable.

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

We have assessed whether we are the principal (i.e., reports revenues on a gross basis) or agent (i.e., reports revenues on a net basis) by evaluating whether we have control of the good or service before it is transferred to the customer. As we control the promised good or service before transferring it to the customer, we act as the principal in the transaction. Accordingly, we report revenues on a gross basis.

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

Other Revenue Recognition Policies

Our customary payment terms are generally 90 days or less. We have elected to apply the practical expedient that allows an entity to not adjust the promised amount of consideration in customer contracts for the effect of a significant financing component when the period between the transfer of product and services and payment of the related consideration is less than one year. If we provide extended payment terms that represent a significant financing component, we adjust the amount of promised consideration for the time value of money using an appropriate discount rate and recognize interest income separate from the revenue recognized on contracts with customers. During the years ended December 31, 2021, 2020 and 2019, we recorded less than $0.1 million, $0.1 million and $0.2 million, respectively, in interest income in our consolidated statements of operations and comprehensive income (loss) related to customers that were determined to have a significant financing component.

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

We perform our annual goodwill impairment test during the fourth quarter. For our annual goodwill impairment test, we operate under one reporting unit and the fair value of our reporting unit has been determined based on our enterprise value. As part of the annual goodwill impairment test, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary. Examples of events and circumstances that might indicate that the reporting unit’s fair value is less than its carrying amount include macro-economic conditions such as deterioration in the entity’s operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as a sustained decrease in the stock price on either an absolute basis or relative to peers. If, as a result of our qualitative assessment, we determine that it is more likely than not (i.e., greater than 50% chance) that the fair value of our reporting unit is less than our carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required. We completed our qualitative assessment and concluded that as of December 31, 2021, it is not more likely than not that the fair value of our reporting unit is less than our carrying amount.

We amortize our acquired intangible assets subject to amortization using the straight-line method over their estimated useful lives, ranging from 3 to 10 years. Purchased software licenses are classified as intangible assets and are amortized using the straight-line method over their estimated useful lives, typically ranging from 3 to 4 years. We evaluate the recoverability of intangible assets periodically, by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. We considered potential impairment indicators of acquired intangible assets at December 31, 2021 and noted no indicators of impairment.

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
Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by enacted tax rates anticipated to be in effect when these differences reverse. This method also requires the recognition of future tax benefits to the extent that realization of such benefits is more likely than not. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, we establish a valuation allowance through a charge to income tax expense. We evaluate the potential for recovery of deferred tax assets by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. As of December 31, 2021, we determined that it is more likely than not that our net U.S. deferred tax assets will not be realized, and thus recognized a valuation allowance of $28.2 against our net U.S deferred tax assets that are not expected to be realized, an increase of $3.7 during the year ended December 31, 2021.  Additionally, as of December 31, 2021, we

determined that it is more likely than not that a portion of our net foreign deferred tax assets will not be realized, and thus recognized a valuation allowance of $1.3 against our net foreign deferred tax assets that are not expected to be realized, an increase of $1.3 during the year ended December 31, 2021 (see Note 10 to our accompanying financial statements).

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

We recognize interest and penalties related to uncertain tax positions within other income (expense) in our consolidated statements of operations and comprehensive income (loss). We include accrued interest and penalties in long term accrued income taxes in our consolidated balance sheets.

For taxable years beginning after January 1, 2018, taxpayers are subjected to the GILTI provisions. The GILTI provisions require us to currently recognize in U.S. taxable income a deemed dividend inclusion of foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The ability to benefit from a deduction and foreign tax credits against a portion of the GILTI income may be limited under the GILTI rules as a result of the utilization of net operating losses, foreign sourced income, and other potential limitations within the foreign tax credit calculation. During the years ended December 31, 2021, 2020 and 2019, we recorded an income tax charge of $2.6 million, $3.5 million and $0.9 million, respectively, related to GILTI. We have made an accounting policy election, as allowed by the SEC and FASB, to recognize the impacts of GILTI within the period incurred. Therefore, no U.S. deferred taxes are provided on GILTI inclusions of future foreign subsidiary earnings.

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

We estimate the fair value of each stock option grant on the date of grant using the Black-Scholes option pricing model. We were a private company until December 14, 2017 and lack sufficient company-specific historical and implied volatility information for our stock. Therefore, for all option granted in 2020 or before, we estimated our expected stock volatility based on the historical volatility of publicly traded peer companies.  Beginning with options granted in 2021, we estimate our expected stock volatility using a weighted-average calculation based on the historical volatility of the Company and publicly traded peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded stock price. The expected term of our stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we do not have a history of declaring or paying cash dividends, except for the special cash dividends declared in November 2014, June 2016, December 2016, May 2017 and November 2017 and in those circumstances the board of directors approved cash dividends to be paid to holders of our stock options, stock appreciation rights and restricted stock units upon vesting as an equitable adjustment to the holders of such instruments.

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

Foreign Currency Exchange Risk

We have accounts receivables denominated in foreign currencies, and our operations outside of the United States incur their operating expenses in foreign currencies. To date, the majority of our product sales and inventory purchases have been denominated in U.S. dollars. For our subsidiaries in Ireland and Australia, the U.S. dollar is the functional currency. For each of our other foreign subsidiaries, the functional currency is the local currency. During the years ended December 31, 2021, 2020 and 2019, we incurred foreign currency transaction (losses) gains of $(2.1) million, $0.5 million and $0.3 million, respectively, primarily related to unrealized and realized foreign currency gains for accounts receivable denominated in foreign currencies and operating expenses that are denominated in local currencies. We recorded these foreign currency transaction losses as a component of other income (expense), net in our consolidated statements of operations and comprehensive income (loss). We believe that a 10% change in the exchange rate between either the U.S. dollar and Euro or the U.S. dollar and Australian dollar would not materially impact our operating results or financial position.

Our foreign currency risk management practices are principally intended to mitigate the potential financial impact of changes in the value of transactions and balances denominated in foreign currencies resulting from changes in foreign currency exchange rates. From time to time we enter into cash flow hedges, which utilize foreign currency forward contracts to hedge specific forecasted transactions of our foreign subsidiaries with the goal of protecting our budgeted revenues and expenses against foreign currency exchange rate changes compared to our budgeted rates. During the year ended December 31, 2020, we settled two cash flow hedges which we used to hedge specific operating cash flows denominated in Australian dollars. No cash flow hedges were outstanding as of December 31, 2021 and 2020.

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

Interest Rate Sensitivity

Our cash and cash equivalents as of December 31, 2021 consisted of cash maintained in FDIC-insured operating accounts as well as investments in money market mutual funds and certificates of deposit. We also have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is primarily affected by changes in the general level of U.S. interest rates. However, we do not believe a sudden change in the interest rates for our cash and cash equivalents would have a material impact on our financial condition, results of operations or cash flows.

We have a credit agreement that provides us with a term loan facility of $300.0 million. Borrowings under the facilities bear interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at our option, a base rate (defined as the highest of (x) the JPMorgan Chase, N.A. prime rate, (y) the federal funds effective rate, plus one-half percent (0.50%) per annum and (z) a one-month Eurodollar rate plus 1.00% per annum) plus an applicable margin. The applicable margin for borrowings under the term loan facility is 4.00% per annum for Eurodollar rate loans (subject to a 1.00% per annum interest rate floor) and 3.00% per annum for base rate loans. The applicable margin for borrowings under the revolving credit facility was 1.75% per annum for Eurodollar rate loans and 0.75% per annum for base rate loans, subject to reduction based on our maintaining of specified net leverage ratios.

As of December 31, 2021, we had borrowings of $278.2 million outstanding under the term loan facility, bearing interest at a rate of 5.00% per annum, which was based on a one-month Eurodollar rate at the applicable floor of 1.00% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. Changes in interest rates could cause interest charges on our term loan facility to fluctuate. Based on the amount of borrowings outstanding as of December 31, 2021, an increase or decrease of 10% in the one-month Eurodollar rate as of December 31, 2021 would have no impact on our earnings and cash flows, as the interest rate in effect at December 31, 2021 on the term loan facility was at the applicable floor of 1.00% per annum and would continue to be in effect with a change of 10%.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Casa Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Casa Systems, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures including examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Boston, Massachusetts

February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Casa Systems, Inc.

Opinion on the Financial Statements

We have audited the consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows of Casa Systems, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

CASA SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$154,703	$157,455
Accounts receivable, net of provision for doubtful accounts of $117 and $58 as of December 31, 2021 and 2020, respectively	85,774	94,124
Inventory	84,828	101,204
Prepaid expenses and other current assets	5,746	3,864
Prepaid income taxes	23,963	14,087
Total current assets	355,014	370,734
Property and equipment, net	23,508	28,880
Accounts receivable, net of current portion	115	143
Deferred tax assets	101	1,150
Goodwill	50,177	50,177
Intangible assets, net	31,144	35,844
Other assets	8,648	6,038
Total assets	$468,707	$492,966
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,087	$41,203
Accrued expenses and other current liabilities	41,382	39,793
Accrued income taxes	4,991	7,463
Deferred revenue	14,473	15,531
Current portion of long-term debt, net of unamortized debt issuance costs	1,924	15,171
Total current liabilities	90,857	119,161
Accrued income taxes, net of current portion	7,732	9,520
Deferred tax liabilities	5,293	7,282
Deferred revenue, net of current portion	7,012	3,520
Long-term debt, net of current portion and unamortized debt issuance costs	274,193	276,085
Other non-current liabilities	1,701	1,024
Total liabilities	386,788	416,592
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000 shares authorized; 87,815 and 85,329 shares issued as of December 31, 2021 and 2020, respectively; 84,422 and 83,607 shares outstanding as of December 31, 2021 and 2020, respectively	88	85
Treasury stock, at cost; 3,393 and 1,722 shares at December 31, 2021 and 2020, respectively	(13,645)	(4,826)
Additional paid-in capital	193,654	183,041
Accumulated other comprehensive income (loss)	878	337
Accumulated deficit	(99,056)	(102,263)
Total stockholders’ equity	81,919	76,374
Total liabilities and stockholders’ equity	$468,707	$492,966

The accompanying notes are an integral part of these consolidated financial statements.

CASA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Product	$353,942	$346,083	$241,377
Service	47,383	47,163	40,920
Total revenue	401,325	393,246	282,297
Cost of revenue:
Product	208,451	187,706	113,059
Service	4,694	4,941	6,706
Total cost of revenue	213,145	192,647	119,765
Gross profit	188,180	200,599	162,532
Operating expenses:
Research and development	84,362	84,370	83,331
Selling, general and administrative	85,563	92,016	88,320
Total operating expenses	169,925	176,386	171,651
Income (loss) from operations	18,255	24,213	(9,119)
Other income (expense):
Interest income	362	999	4,406
Interest expense	(14,958)	(16,895)	(20,522)
(Loss) gain on foreign currency, net	(2,113)	452	298
Other income, net	1,948	980	522
Total other income (expense), net	(14,761)	(14,464)	(15,296)
Income (loss) before provision for (benefit from) income taxes	3,494	9,749	(24,415)
Provision for (benefit from) income taxes	287	(15,052)	23,791
Net income (loss)	3,207	24,801	(48,206)
Other comprehensive income (loss)—foreign currency translation adjustment, net of tax	541	2,559	(1,064)
Comprehensive income (loss)	$3,748	$27,360	$(49,270)
Net income (loss) attributable to common stockholders:
Basic and diluted	$3,207	$24,801	$(48,206)
Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$0.30	$(0.57)
Diluted	$0.04	$0.29	$(0.57)
Weighted-average number of shares used to compute net income (loss) per share attributable to common stockholders:
Basic	85,253	83,465	83,853
Diluted	88,857	85,278	83,853

The accompanying notes are an integral part of these consolidated financial statements.

CASA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except per share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	82,961	$83	—	$—	$156,939	$(1,158)	$(81,008)	$74,856
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	1,372	1	—	—	1,678	—	—	1,679
Foreign currency translation adjustment, net of tax of $261	—	—	—	—	—	(1,064)	—	(1,064)
Effect of adopted accounting standards	—	—	—	—	—	—	2,150	2,150
Repurchases of treasury shares	—	—	495	(1,795)	—	—	—	(1,795)
Stock-based compensation	—	—	—	—	10,944	—	—	10,944
Net loss	—	—	—	—	—	—	(48,206)	(48,206)
Balances at December 31, 2019	84,333	84	495	(1,795)	169,561	(2,222)	(127,064)	38,564
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	996	1	—	—	554	—	—	555
Foreign currency translation adjustment, net of tax of ($49)	—	—	—	—	—	2,559	—	2,559
Repurchases of treasury shares	—	—	1,227	(3,031)	—	—	—	(3,031)
Stock-based compensation	—	—	—	—	12,926	—	—	12,926
Net income	—	—	—	—	—	—	24,801	24,801
Balances at December 31, 2020	85,329	85	1,722	(4,826)	183,041	337	(102,263)	76,374
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	2,486	3	—	—	(4,206)	—	—	(4,203)
Foreign currency translation adjustment, net of tax of ($57)	—	—	—	—	—	541	—	541
Repurchases of treasury shares	—	—	1,671	(8,819)	—	—	—	(8,819)
Stock-based compensation	—	—	—	—	14,819	—	—	14,819
Net income	—	—	—	—	—	—	3,207	3,207
Balances at December 31, 2021	87,815	$88	3,393	$(13,645)	$193,654	$878	$(99,056)	$81,919

The accompanying notes are an integral part of these consolidated financial statements.

CASA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net income (loss)	$3,207	$24,801	$(48,206)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,680	17,970	14,722
Stock-based compensation	14,819	13,155	9,821
Deferred income taxes	(931)	(2,526)	19,641
Change in provision for excess and obsolete inventory	2,070	1,616	545
Increase (decrease) in provision for doubtful accounts	59	38	560
Gain on disposal of assets	37	115	—
Changes in operating assets and liabilities:
Accounts receivable	8,186	(350)	1,881
Inventory	14,101	(9,774)	(21,276)
Prepaid expenses and other assets	(2,017)	2,837	(3,679)
Prepaid income taxes	(9,884)	(11,745)	16
Accounts payable	(12,046)	17,015	1,554
Accrued expenses and other current liabilities	2,148	6,254	(7,827)
Accrued income taxes	(4,240)	5,297	2,724
Deferred revenue	2,409	(11,061)	(9,498)
Net cash provided by (used in) operating activities	33,598	53,642	(39,022)
Investing activities:
Purchases of property and equipment	(3,887)	(5,153)	(8,591)
Purchases of software licenses	(1,439)	(432)	—
Acquisition of a business, net of cash acquired	—	—	(109,431)
Net cash used in investing activities	(5,326)	(5,585)	(118,022)
Financing activities:
Principal repayments of debt	(16,275)	(9,644)	(6,820)
Borrowings on revolving credit facility	—	6,500	—
Proceeds from exercise of stock options	2,262	1,195	2,687
Payments of dividends and equitable adjustments	(98)	(683)	(2,590)
Repurchases of common stock	(8,819)	(3,031)	(1,795)
Employee taxes paid related to net share settlement of equity awards	(6,465)	(640)	(1,009)
Net cash used in financing activities	(29,395)	(6,303)	(9,527)
Effect of exchange rate changes on cash and cash equivalents	466	2,050	(378)
Net (decrease) increase in cash, cash equivalents and restricted cash	(657)	43,804	(166,949)
Cash, cash equivalents and restricted cash at beginning of year	158,461	114,657	281,606
Cash, cash equivalents and restricted cash at end of year (1)	$157,804	$158,461	$114,657
Supplemental disclosures of cash flow information:
Cash paid for interest	$16,944	$12,917	$18,885
Cash paid for income taxes	$10,194	$2,969	$4,334
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$200	$128	$727
Unpaid dividends and equitable adjustments included in accrued expenses and other current liabilities	$—	$63	$731
Release of customer incentives included in accounts receivable and accrued expenses and other current liabilities	$—	$157	$5,735

(1)	See Note 2 of the accompanying notes for a reconciliation of the ending balance of cash, cash equivalents and restricted cash shown in these consolidated statements of cash flows.

The accompanying notes are an integral part of these consolidated financial statements.

78

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

The Company offers physical, virtual and cloud-native 5G broadband and customer premise networking equipment for public and private high-speed data and multi-service communications networks.  The Company’s core and edge broadband technology enables communications service providers and enterprises to cost-effectively and dynamically increase data network speed, add bandwidth capacity and new services, reduce network complexity and reduce operating and capital expenditures.

The Company is subject to a number of risks similar to other companies of comparable size and other companies selling and providing services to the communications service provider (“CSP”) industry. These risks include, but are not limited to, the level of capital spending by CSPs, a lengthy sales cycle, dependence on the development of new products and services, unfavorable economic and market conditions, competition from larger and more established companies, limited management resources, dependence on a limited number of contract manufacturers and suppliers, the rapidly changing nature of the technology used by CSPs and reliance on resellers and sales agents. Failure by the Company to anticipate or to respond adequately to technological developments in its industry, changes in customer or supplier requirements, changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products could have a material adverse effect on the Company’s operating results, financial condition and cash flows.

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

Significant estimates and judgments relied upon by management in preparing these consolidated financial statements include revenue recognition, reserves for excess and obsolete inventory, valuation of inventory and deferred inventory costs, the expensing and capitalization of software-related research and development costs, amortization and depreciation periods, the recoverability of net deferred tax assets, valuations of uncertain tax positions, warranty allowances, the valuation of equity instruments and stock-based compensation expense.

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

The COVID-19 pandemic presents various risks to the Company, not all of which the Company is able to fully evaluate or even to foresee at the current time, and which could have a material effect upon the estimates and judgments relied upon by management in preparing these consolidated financial statements. While the Company remains fully operational, during the year ended December 31, 2021, the effects of the COVID-19 pandemic on the global supply chain had a significant adverse effect on the Company’s financial results.  In particular, certain of the Company’s products utilize components, whose availability was significantly exceeded by global demand.  As a result, throughout 2021, the Company began to see shortages of supply that resulted in the Company’s inability to fulfill certain customer orders within normal lead times.  This adversely impacted the Company’s revenue and operating results for year ended December 31, 2021. Additionally, shipping bottlenecks and delays negatively affected the Company’s ability to timely fulfill customer orders, thereby delaying its ability to consummate sales and recognize revenue. The Company also experienced, in some cases, significant increases in shipping costs. While the Company continues to work with its supply chain, contract manufacturers, logistics partners and customers to minimize the extent of such impacts, the Company expects the effects of global supply chain issues to continue and cannot predict when such effects will subside.  This may prevent the Company from being able to fulfill its customers’ orders in a timely manner or at all, which could lead to one or more of its customers cancelling their orders.  At this time the Company is neither able to estimate the extent of these impacts nor predict whether its efforts to minimize or contain them will be successful. The Company intends to continue to monitor its business very closely for any effects of COVID-19 for as long as necessary.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments maturing within three months from the date of purchase. As of December 31, 2021 and 2020, the Company’s cash and cash equivalents consisted of investments in money market mutual funds.

Restricted cash as of December 31, 2021 and 2020 consisted of a certificate of deposit of $1,001 and $1,006, respectively, pledged as collateral for a stand-by letter of credit required to support a contractual obligation. Restricted cash as of December 31, 2021 also included cash of $2,100 pledged as collateral in connection with two letters of credit to support contractual obligations, as further discussed in Note 11, Debt.

The following table is a reconciliation of cash, cash equivalents and restricted cash included in the accompanying consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash included in the accompanying consolidated statements of cash flows.

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$154,703	$157,455
Restricted cash included in other assets	3,101	1,006
	$157,804	$158,461

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

Accounts receivable as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Current portion of accounts receivable, net:
Accounts receivable, net	$85,689	$93,480
Accounts receivable, extended payment terms	85	644
	85,774	94,124
Accounts receivable, net of current portion:
Accounts receivable, extended payment terms	115	143
	$85,889	$94,267

The Company performs ongoing credit evaluations of its customers and, if necessary, provides a provision for doubtful accounts and expected losses. When assessing and recording its provision for doubtful accounts, the Company evaluates the age of its accounts receivable, current economic trends, creditworthiness of the customer, customer payment history, and other specific customer and transaction information. The Company writes off accounts receivable against the provision when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. Adjustments to the provision for doubtful accounts are recorded as selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). A summary of changes in the provision for doubtful accounts for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended December 31,
	2021	2020	2019
Provision for doubtful accounts at beginning of year	$58	$20	$410
Provisions and recoveries	59	38	560
Write-offs	—	—	(950)
Provision for doubtful accounts at end of year	$117	$58	$20

As of December 31, 2021 and 2020, the Company concluded that all amounts due under extended payment terms were collectible and no reserve for credit losses was recorded. During the years ended December 31, 2021, 2020 and 2019, the Company did not provide a reserve for credit losses and did not write off any uncollectible receivables due under extended payment terms.

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

Estimated useful lives of the respective property and equipment assets are as follows:

Estimated Useful Life
Computers and purchased software	3 – 4 years
Leasehold improvements	Shorter of lease term or 7 years
Furniture and fixtures	6 – 8 years
Machinery and equipment	3 – 10 years
Building	40 years
Building improvements	5 – 40 years
Trial systems at customers’ sites	2 years

Upon retirement or sale, the Company removes the cost of assets disposed of and the related accumulated depreciation from the accounts and any resulting gain or loss is included in income (loss) from operations.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. The Company measures recoverability of assets to be held and used by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the Company measures the impairment to be recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, less the cost to sell. No events or changes in circumstances existed to require an impairment assessment during the years ended December 31, 2021, 2020 and 2019.

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

The Company grants credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. Due to these factors, no additional losses beyond the amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.

Significant customers are those that represent 10% or more of revenue or accounts receivable and are set forth in the following tables:

	Revenue			Accounts Receivable, Net
	Year Ended December 31,			December 31,
	2021	2020	2019	2021	2020
Customer A	22%	11%	*	21%	14%
Customer B	*	*	*	19%	*
Customer C	*	*	*	10%	*
Customer D	*	20%	12%	*	*
Customer E	*	*	14%	*	*

*	Less than 10% of total

Certain of the components and subassemblies included in the Company’s products are obtained and manufactured from a single source or a limited group of suppliers. Although the Company seeks to reduce dependence on those single or limited source suppliers and manufacturers, the partial or complete loss of certain of these sources could have a material adverse effect on the Company’s operating results, financial condition and cash flows and damage its customer relationships.

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

The Company performs its annual goodwill impairment test during its fourth quarter. For its annual goodwill impairment test, the Company operates under one reporting unit and the fair value of its reporting unit has been determined based on the Company’s enterprise value. As part of the annual goodwill impairment test, the Company has the option to perform a qualitative assessment to determine whether further impairment testing is necessary. Examples of events and circumstances that might indicate that the reporting unit’s fair value is less than its carrying amount include macro-economic conditions such as deterioration in the entity’s operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as a sustained decrease in the stock price on either an absolute basis or relative to peers. If, as a result of its qualitative assessment, it is more likely than not (i.e., greater than 50% chance) that the fair value of the Company’s reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required. The Company completed its qualitative assessment and concluded that as of December 31, 2021 and 2020, it is not more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount.

The Company amortizes its acquired intangible assets subject to amortization using the straight-line method over their estimated useful lives, ranging from 3 to 10 years. Purchased software licenses are classified as intangible assets and are amortized using the straight-line method over their estimated useful lives, typically ranging from 3 to 4 years.  The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company considered potential impairment indicators of acquired intangible assets at December 31, 2021 and 2020 and noted no indicators of impairment.

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

A summary of changes in the amount reserved for warranty costs for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended December 31,
	2021	2020	2019
Warranty reserve at beginning of year	$2,354	$2,448	$926
Provisions	2,339	2,745	3,603
Acquired warranty reserve	—	—	1,867
Charges	(2,301)	(2,839)	(3,948)
Warranty reserve at end of year	$2,392	$2,354	$2,448

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

In its consolidated statements of operations and comprehensive income (loss), the Company classifies revenue from sales of cable, wireless and fixed telco products as product revenue, and revenue from maintenance and support and professional services as service revenue.

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

Product revenue

Some of the Company’s cable, wireless and fixed telco products have both software and non-software (i.e., hardware) components that function together to deliver the products’ essential functionality. In these instances, the Company’s hardware cannot be used apart from the embedded software and is considered one distinct performance obligation. The Company recognizes revenue for both new and existing customers at a point in time when control of the products is transferred to the customer, which is typically when title and risk of loss have transferred and the right to payment is enforceable. The Company also earns revenue from the sale of perpetual software licenses and/or software-enabled capacity expansions. Revenue on perpetual software licenses and software-enabled capacity expansions for existing customers are also distinct performance obligations as they are separately identifiable and provide additional bandwidth capacity on hardware products already purchased by the customer. The Company recognizes revenue on perpetual software licenses and software-enabled capacity expansions when control is transferred, which is typically as the software entitlements are made available to the customer.

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

Maintenance and Support Services and Professional Services Revenue

Other than for certain of our CPE products, the Company generally sells its products with maintenance and support services, a distinct performance obligation that includes the stand-ready obligation to provide telephone support, bug fixes and unspecified software upgrades and updates provided on a when-and-if-available basis and/or extended hardware warranty. After the initial sale, customers may purchase annual renewals of support contracts. The Company’s telephone support and unspecified upgrades and updates are delivered over time and the Company therefore recognizes revenue ratably over the contract term, which is typically one year, but can be as long as five years. The Company also generates revenue from sales of professional services, such as installation, configuration and training. Professional services are a distinct performance obligation since the Company’s products are functional without these services and can generally be performed by the customer or a third party. The Company generally recognizes fee-based professional services delivered at a point in time as the professional services are completed and upon receipt of acceptance if applicable.

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

The Company has assessed whether it is principal (i.e., reports revenue on a gross basis) or agent (i.e., reports revenues on a net basis) by evaluating whether it has control of the good or service before it is transferred to the reseller.  As the Company controls the promised good or service before transferring it to the reseller, it acts as the principal in the transaction.  Accordingly, the Company reports revenues on a gross basis.

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

Other Revenue Recognition Policies

The Company’s customary payment terms are generally 90 days or less. The Company has elected to apply the practical expedient that allows an entity to not adjust the promised amount of consideration in customer contracts for the effect of a significant financing component when the period between the transfer of product and services and payment of the related consideration is less than one year. If the Company provides extended payment terms that represent a significant financing component, the Company adjusts the amount of promised consideration for the time value of money using an appropriate discount rate and recognizes interest income separate from the revenue recognized on contracts with customers. During the years ended December 31, 2021, 2020 and 2019, the Company recorded $20, $64 and $160, respectively, in interest income in its consolidated statements of operations and comprehensive income (loss) related to arrangements with customers that were determined to have a significant financing component.

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

The Company estimates the fair value of each stock option and stock appreciation right, or SAR, grant on the date of grant using the Black-Scholes option pricing model. The Company was a private company until December 14, 2017 and lacked sufficient company-specific historical and implied volatility information for its stock. Therefore, for all options granted in 2020 or before, the Company estimated its expected stock volatility based on the historical volatility of publicly traded peer companies. Beginning with options granted in 2021, the Company estimates its expected stock volatility using a weighted-average calculation based on the historical volatility of the Company and publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company does not have a history of declaring or paying cash dividends, except for the special cash dividends declared in November 2014, June 2016, December 2016, May 2017 and November 2017 and in those circumstances the board of directors approved cash dividends to be paid to holders of the Company’s stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) upon vesting as an equitable adjustment to the holders of such instruments.

The Company has granted SARs to certain employees, which require the Company to pay in cash, upon exercise, an amount equal to the product of the excess of the per share fair market value of the Company’s common stock on the date of exercise over the exercise price, multiplied by the number of shares of common stock with respect to which the SAR is exercised. Because these awards may require the Company to settle the awards in cash, the Company accounts for them as a liability in the Company’s consolidated balance sheets. The Company recognizes the liability related to these awards, as well as related compensation expense, over the period during which services are rendered until completed. All SAR awards became fully vested on January 1, 2020. The Company will continue to remeasure the fair market value of the liability until the award is either exercised or canceled, with changes in the fair value of the liability recorded in the consolidated statements of operations and comprehensive income (loss).

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

The Company includes foreign currency transaction (losses) gains in its consolidated statements of operations and comprehensive income (loss) as a component of other income (expense). They totaled $(2,113), $452 and $298 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The Company carries cash equivalents, marketable securities, foreign currency forward contracts and SARs at fair value, determined according to the fair value hierarchy described above (see Note 8). The fair values of cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities, with the exception of amounts recorded by the Company as “accounts receivable, non-current,” which represent amounts billed to customers for which payment has not yet become due and for which an offsetting amount of deferred revenue has been recorded. The carrying values of the Company’s debt obligations (see Note 11) as of December 31, 2021 and 2020 approximated their fair values because the debt bears interest at rates the Company would be required to pay on the issuance of debt with similar terms, based on an analysis of recent market conditions and other Company-specific factors.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by enacted tax rates anticipated to be in effect when these differences reverse. This method also requires the recognition of future tax benefits to the extent that realization of such benefits is more likely than not. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. The Company evaluates the potential for recovery of deferred tax assets by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. As of December 31, 2021, the Company determined that it is more likely than not that its net U.S. deferred tax assets will not be realized, and thus maintains a valuation allowance of $28,190 against its net U.S. deferred tax assets that are not expected to be realized, an increase of $3,727 during the year ended December 31, 2021. Additionally, as of December 31, 2021, the Company determined that it is more likely than not that a portion of its net foreign deferred tax assets will not be realized, and thus recognized a valuation allowance of $1,267 against its net foreign deferred tax assets that are not expected to be realized, an increase of $1,267 during the year ended December 31, 2021.

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

For taxable years beginning after January 1, 2018, taxpayers are subjected to the global intangible low-taxed income (“GILTI”) provisions. The GILTI provisions require the Company to currently recognize in U.S. taxable income a deemed dividend inclusion of foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The ability to benefit from a deduction and foreign tax credits against a portion of the GILTI income may be limited under the GILTI rules as a result of the utilization of net operating losses, foreign sourced income, and other potential limitations within the foreign tax credit calculation. During the years ended December 31, 2021, 2020 and 2019 the Company recorded income tax charges of $2,630, $3,483 and $942, respectively, related to GILTI. The Company has made an accounting policy election, as allowed by the SEC and FASB, to recognize the impacts of GILTI within the period incurred. Therefore, no U.S. deferred taxes are provided on GILTI inclusions of future foreign subsidiary earnings.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. Comprehensive income (loss) for the periods presented consists of net income (loss) and the change in the cumulative foreign currency translation adjustment.

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

Impact of Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Codification Update 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40):  Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, or ASU 2020-06.  This guidance simplifies the guidance on certain financial instruments with characteristics of liability and equity, including convertible debt instruments.  As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met.  The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06.  The ASU also simplifies the diluted earnings per share calculation in certain areas. The Company has elected to early adopt ASU 2020-06 as of July 1, 2021, and the adoption did not have a material impact on the Company’s consolidated financial statements and the accompanying notes thereto.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), or ASU 2019-12. The new guidance improves consistent application of and simplifies the accounting for income taxes by removing certain exceptions to the general principals in Topic 740. The Company adopted ASU 2019-12 effective January 1, 2021, on a prospective basis. The adoption did not have a material impact on the financial position or results of operations.

Impact of Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Amendments to FASB Accounting Standards Codification, or ASU 2016-02, which replaces the existing guidance for leases.  ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees.  In general, for lease arrangements exceeding a twelve-month term, the arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee.  Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases.  The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption.  This guidance will become effective for private companies, and emerging growth companies that choose to take advantage of the extended transition periods, for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company has begun planning for adoption by implementing a new lease accounting software and by working to establish additional changes to internal processes to comply with all requirements upon adoption.  The standard allows for, and the Company plans on using, a modified retrospective approach with comparatives under ASC 840, where entities would recognize a cumulative effect to retained earnings at the date of adoption without restating prior period balances or disclosure.  Management is continuing to assess the impact of ASU 2016-02 on the Company’s consolidated financial statements and the accompanying notes thereto.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. This guidance is intended to provide more decision-useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The main provisions include presenting financial assets measured at amortized cost at the amount expected to be collected, which is net of an allowance for expected credit losses, and recording credit losses related to available-for-sale securities through an allowance for credit losses. The effective dates for the amendments in ASU 2016-13 were updated in ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), and as such ASU 2016-13 will become effective for private companies, and emerging growth companies that choose to take advantage of the extended transition periods, for fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods, and must be applied using a modified retrospective approach. The Company is currently evaluating the impact ASU 2016-13 will have on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, or ASU 2021-08.  Under ASU 2021-08, an acquirer must recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606.  The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted.  Effective January 1, 2022, we will early adopt ASU 2021-08 on a prospective basis.  The impact of adoption of this standard on our consolidated financial statements is not expected to be material.

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

NetComm is a global leader in the development of fixed wireless and fiber extension broadband solutions. With the Acquisition, the Company added to its product portfolio highly competitive 4G and 5G fixed wireless access products and fixed broadband customer premise equipment for public and private service providers and enterprise networks. This factor contributed to a purchase price in excess of fair value of NetComm’s net tangible and intangible assets, leading to the recognition of goodwill of $50,177. Additional factors that contributed to the establishment of goodwill included the strategic benefit of expanding the breadth of the Company’s product offerings; the value of NetComm’s highly trained work force; the expected revenue growth over time that is attributable to increased market penetration from future products and customers, and cross-selling by the sales force; and the synergies expected to result from reducing redundant infrastructure such as corporate costs and field operations. The goodwill acquired in the Acquisition is not deductible for tax purposes.

The results of operations of NetComm have been included in the Company’s consolidated statements of operations and comprehensive income (loss) since the completion of the Acquisition on July 1, 2019. For the year ended December 31, 2019, NetComm contributed $75,769 to the Company’s consolidated net revenues and $1,424 in after tax losses to the Company’s consolidated net loss. Transactions costs of $3,494 are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2019.

4. Goodwill and Intangibles

Intangible Assets

Intangible assets, net consisted of intangible assets resulting from the acquisition of NetComm and purchased software to be used in our products. Intangible assets, net consisted of the following at December 31, 2021 and 2020, respectively:

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	25,000	(8,930)	16,070
Customer relationships	18,000	(4,500)	13,500
Trade name	1,000	(830)	170
Purchased Software	1,832	(428)	1,404
Totals as of December 31, 2021	$45,832	$(14,688)	$31,144

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	25,000	(5,358)	19,642
Customer relationships	18,000	(2,700)	15,300
Trade name	1,000	(498)	502
Purchased Software	432	(32)	400
Totals as of December 31, 2020	$44,432	$(8,588)	$35,844

As of December 31, 2021, amortization expense on existing intangible assets for the next five years and beyond is summarized as follows:

Year Ending December 31,
2022	$5,963
2023	5,764
2024	5,660
2025	5,651
2026	3,606
Thereafter	4,500
$31,144

A summary of amortization expense recorded during the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
	2021	2020
Product cost of revenue	$3,572	$3,571
Research and development	396	32
Selling, general and administrative	2,132	2,133
Totals	$6,100	$5,736

Goodwill

The Company’s goodwill is the result of its acquisition of NetComm on July 1, 2019 and represents the excess of purchase price over the estimated fair value of net assets acquired. The changes in the carrying value of goodwill are as follows:

Carrying Value of Goodwill
Balance at December 31, 2019	$50,347
Adjustment recorded to preliminary purchase price allocation	(170)
Balance at December 31, 2020	$50,177

There has been no change to the $50,177 carrying amount of goodwill since December 31, 2020.

5. Inventory

Inventory as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Raw materials	$53,934	$50,904
Work in process	—	19
Finished goods:
Manufactured finished goods	29,597	49,764
Deferred inventory costs	1,297	517
	$84,828	$101,204

The decrease in inventory balances was due to shortages of supply due to supply chain impacts of COVID-19, as demand for certain of the Company’s component parts has increased globally in the year ended December 31, 2021.

6. Property and Equipment

Property and equipment as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Computers and purchased software	$25,775	$24,865
Leasehold improvements	4,198	4,148
Furniture and fixtures	2,672	2,644
Machinery and equipment	37,325	36,701
Land	3,091	3,091
Building	4,765	4,765
Building improvements	7,291	7,244
Trial systems at customers’ sites	3,848	5,300
	88,965	88,758
Less: Accumulated depreciation and amortization	(65,457)	(59,878)
	$23,508	$28,880

During the years ended December 31, 2021, 2020 and 2019, the Company transferred trial systems into inventory from property and equipment with values of $1,452, $1,259 and $502, respectively, net of transfers of trial systems to cost of revenue. In addition, during the years ended December 31, 2021, 2020 and 2019, the Company transferred $993, $805 and $261 of equipment from inventory into property and equipment, respectively.

Total depreciation and amortization expense on property and equipment totaled $9,580, $12,234, and $11,870 for the years ended December 31, 2021, 2020 and 2019, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Accrued compensation and related taxes	$21,751	$22,785
Accrued warranty (see Note 2)	2,392	2,354
Inventory-related accruals	8,391	855
Other accrued expenses	8,848	13,799
	$41,382	$39,793

8. Fair Value Measurements

The Company’s cash equivalents include money market mutual funds, which are valued using Level 1 inputs in the fair value hierarchy. The Company’s restricted cash consists of certificates of deposit, which are valued using Level 2 inputs in the fair value hierarchy. The Company’s foreign currency forward contracts are valued using Level 2 inputs in the fair value hierarchy. The Company values its SARs using Level 3 inputs in the fair value hierarchy based on management’s judgment and the assumptions set forth in Note 13 as there is no market activity to derive an estimate of their fair value. The Company records changes in the fair value of SARs in operating expenses in the consolidated statements of operations and comprehensive income (loss).

The following tables present information about the fair value of the Company’s financial assets and liabilities as of December 31, 2021 and 2020 and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit—restricted cash	$—	$1,001	$—	$1,001
Money market mutual funds	93,792	—	—	93,792
Forward currency forward contract	—	5	—	5
	$93,792	$1,006	$—	$94,798
Liabilities:
SARs	$—	$—	$358	$358
	$—	$—	$358	$358

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit—restricted cash	—	1,006	—	1,006
Money market mutual funds	114,404	—	—	114,404
	$114,404	$1,006	$—	$115,410
Liabilities:
SARs	$—	$—	$493	$493
	$—	$—	$493	$493

During the years ended December 31, 2021, 2020 and 2019 there were no transfers between Level 1, Level 2 and Level 3.

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

The following table provides a summary of changes in the fair values of the Company’s SARs liability, for which fair value is determined by Level 3 inputs:

	Year Ended December 31,
	2021	2020	2019
Fair value at beginning of the year	$493	$264	$1,387
Change in fair value	—	229	(1,123)
Exercises	(135)	—	—
Fair value at end of year	$358	$493	$264

The Company’s cash, cash equivalents and restricted cash as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Cash	$60,911	$43,051
Cash equivalents and restricted cash:
Restricted cash	3,101	1,006
Money market mutual funds	93,792	114,404
Total cash equivalents and restricted cash	96,893	115,410
Total cash, cash equivalents and restricted cash	$157,804	$158,461

9. Derivative Instruments

The Company has certain international customers that are billed in foreign currencies. To mitigate the volatility related to fluctuations in the foreign exchange rates for accounts receivable denominated in foreign currencies, the Company enters into foreign currency forward contracts. As of December 31, 2021, the Company had a foreign currency forward contract outstanding with a notional amount totaling 241 Euros related to the Company’s Irish subsidiary. This contract will mature during the first quarter of 2022. As of December 31, 2020, the Company had no foreign currency forward contracts outstanding.

The Company’s foreign currency forward contracts described above economically hedged certain risks, but were not designated as hedges for financial reporting purposes, and accordingly, the Company recorded all changes in the fair value of the derivative instruments as unrealized foreign currency transaction gains or losses and included them in the consolidated statements of operations and comprehensive income (loss) as a component of other income (expense). The Company records derivative instruments in the consolidated balance sheet at their fair values. As of December 31, 2021, the Company recorded an asset of $5 relating to an outstanding foreign currency forward contract, which was included in prepaid expenses and other current assets in the consolidated balance sheets. As of December 31, 2020, the Company recorded no asset or liability related to outstanding foreign currency forward contracts.

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

During the year ended December 31, 2020, the Company settled two cash flow hedges with notional amounts of 8,500 AUD and 5,000 AUD to hedge certain Australian Dollar cash flows incurred during the period. The Company reclassified the amount of $752 from other comprehensive income (loss) for the year ended December 30, 2020. The Company recognized the full amount of the fair value of the derivatives on the settlement date of $1,613 proportionately as $124 cost of goods sold, $890 research and development expense and $599 selling, general and administrative expense in the consolidated statement of comprehensive income for the year ended December 31, 2020. The Company did not have any cash flow hedges outstanding as of December 31, 2021 or 2020.

10. Income Taxes

Income before the provision for (benefit from) income taxes for the years ended December 31, 2021, 2020 and 2019 consisted of the following:

	Year Ended December 31,
	2021	2020	2019
United States	$(32,059)	$(32,755)	$(40,055)
Foreign	35,553	42,504	15,640
	$3,494	$9,749	$(24,415)

The provision for (benefit from) income taxes for the years ended December 31, 2021, 2020 and 2019 consisted of the following:

	Year Ended December 31,
	2021	2020	2019
Current income tax provision (benefit):
Federal	$(7,709)	$(24,409)	$4,698
State	(57)	228	(121)
Foreign	8,984	11,655	(427)
Total current income tax provision (benefit)	1,218	(12,526)	4,150
Deferred income tax provision (benefit):
Federal	72	171	18,387
State	—	97	5,100
Foreign	(1,003)	(2,794)	(3,846)
Total deferred income tax provision (benefit)	(931)	(2,526)	19,641
Total income tax provision (benefit)	$287	$(15,052)	$23,791

A reconciliation of the U.S. federal statutory rate to the Company’s effective income tax rate for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	(61.9)	(6.8)	9.8
Research and development tax credits	494.4	(37.6)	10.3
Permanent differences	(20.6)	(11.5)	(1.6)
Foreign tax rate differential	(42.6)	7.3	10.2
Stock-based compensation	(61.8)	8.6	5.0
Foreign taxes withheld	79.9	23.1	(9.6)
Rate impact from CARES Act	(69.2)	(63.9)	—
Global intangible low-taxed income	75.3	35.7	(4.1)
Withholding tax on repatriation of accumulated earnings of foreign subsidiaries	1.9	1.0	(0.1)
Valuation allowance on deferred tax assets	146.2	(146.9)	(144.2)
Other, net	8.2	(7.5)	13.9
Foreign derived intangible income	—	—	3.9
Research and development costs	(254.6)	20.0	(4.3)
Uncertain tax positions	(343.4)	(3.2)	(7.1)
Non-deductible executive compensation expense	35.4	6.3	(0.5)
Effective income tax rate	8.2%	(154.4)%	(97.4)%

Certain amounts in the above table reported in previous years have been reclassified to conform to the presentation for the fiscal year ended December 31, 2021.

The income tax effect of each type of temporary difference and carryforward as of December 31, 2021 and 2020 was as follows:

	December 31,
	2021	2020
Deferred tax assets:
Stock compensation	$4,050	$4,710
Tax credit carryforwards	12,463	13,138
Net operating loss carryforward	4,695	1,504
Capitalized research and development costs	8,322	9,710
Inventory valuation	4,070	2,169
Accrued liabilities and reserves	5,680	4,825
Deferred revenue	295	796
Interest expense	2,436	—
Other	607	724
Total deferred tax assets	42,618	37,576
Valuation Allowance	(29,457)	(24,463)
Deferred tax assets, net of valuation allowance	13,161	13,113
Deferred tax liabilities:
Depreciation	(1,488)	(2,092)
Amortization	(8,938)	(10,932)
Deferred costs	(4,946)	(3,444)
Withholding tax on unremitted earnings	(2,721)	(2,650)
Prepaid expenses	(260)	(127)
Total deferred tax liabilities	(18,353)	(19,245)
Net deferred tax liabilities	$(5,192)	$(6,132)

Certain amounts in the above table reported in previous years have been reclassified to conform to the presentation as of December 31, 2021.

The Company has determined that it is more likely than not its net U.S. deferred tax assets will not be realized. As of December 31, 2021, the Company maintains a valuation allowance of $28,190 against its net U.S. deferred tax assets, an increase of $3,727 during the year ended December 31, 2021. Additionally, the Company maintains a valuation allowance of $1,267 against its net foreign deferred tax assets in certain jurisdictions, which were established during 2021. The change in valuation allowance is primarily due to operating results of the Company in 2021, including an increase in the Company’s U.S. research and development credit and interest limitation deferred tax assets. The Company does not anticipate sufficient taxable income or tax liability to utilize its net U.S. and certain foreign deferred tax assets in the foreseeable future. The Company will continue to monitor the realizability of its deferred tax assets and take into account multiple factors, including recent operating results, existing taxable temporary differences, future taxable income projections and tax planning strategies. The Company intends to maintain a valuation allowance on its net U.S. and certain foreign deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of the valuation allowances. The release of all, or a portion of, the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES Act”) was signed into law. Among other things, the CARES Act permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. During the year ended December 31, 2021, the Company recorded a tax benefit of $7,097 associated with a change in estimate of its refund claims under the CARES Act.  During the year ended December 31, 2020, the Company recorded a tax benefit of $23,518 due to the carryback of our 2019 and 2020 U.S. NOLs which resulted in a tax benefit at a higher tax rate in the carryback period, as well as a reduction to the valuation allowance on deferred tax assets that were previously determined to not be more-likely-than-not realizable. The CARES Act also contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income.

Effective for taxable years beginning after January 1, 2018, taxpayers are subjected to the GILTI provisions. The GILTI provisions require the Company to currently recognize in U.S. taxable income a deemed dividend inclusion of foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The ability to benefit from a deduction and foreign tax credits against a portion of the GILTI income may be limited under the GILTI rules as a result of the utilization of net operating losses, foreign sourced income, and other potential limitations within the foreign tax credit calculation. The Company made an accounting policy election, as allowed by the SEC and FASB, to recognize the impacts of GILTI within the period incurred. During the years ended December 31, 2021, 2020 and 2019, the Company recorded income tax charges of $2,630, $3,483 and $942, respectively, related to GILTI.

As a result of foreign tax law developments occurring during 2021, the Company recorded a tax benefit of $2,869 to conform its historical treatment of the impacted items to the newly issued guidance. This net tax benefit is presented within the research and development tax credits, research and development costs and uncertain tax positions effective rate reconciliation components above.

As of December 31, 2021, the Company had federal NOL carryforwards of $714 that can be carried forward indefinitely and state NOL carryforwards of $35,576, of which $21,507 will begin to expire in 2031 and $14,069 can be carried forward indefinitely. As of December 31, 2021, the Company had available federal and state research and development tax credit carryforwards of $1,293 and $12,503, respectively, which begin to expire in 2030. Management believes that it is more likely than not that the Company will not realize the benefit of its federal and state net operating losses and research and development tax credits and thus has recorded a valuation allowance against these deferred tax assets.

As of December 31, 2021, the Company had foreign net operating loss carryforwards of $9,745, of which $2,931 will begin to expire in 2024 and $6,814 can be carried forward indefinitely.

As of December 31, 2021, substantially all of the Company’s unremitted earnings have been taxed through either the deemed repatriation tax or as GILTI income. Of the total amount of undistributed earnings, $27,211 is not indefinitely reinvested and the Company has recorded a $2,721 deferred tax liability related to its withholding taxes associated with such undistributed earnings. The Company has not provided U.S. deferred income taxes or foreign withholding taxes on unremitted earnings of foreign subsidiaries of approximately $113,350 as such amounts are considered to be indefinitely reinvested in the business. The Company does not believe it is practicable to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations, however a significant portion of the unremitted earnings could be remitted without a future tax cost.

The Company records interest and penalties related to uncertain tax positions in its consolidated statements of operations and comprehensive income (loss) within other income (expense). Interest and penalties included in the consolidated statements of operations and comprehensive income (loss) were ($2,012), $614 and $1,278 for the years ended December 31, 2021, 2020 and 2019, respectively. The Company recorded a liability for interest and penalties of $248 and $2,260 as of December 31, 2021 and 2020, respectively. As of December 31, 2021, the amount of uncertain tax benefits that, if recognized, would impact the effective income tax rate was $5,359.

The aggregate changes in the balance of gross uncertain tax positions, which excludes interest and penalties, for the years ended December 31, 2021, 2020 and 2019 were as follows:

Balance at December 31, 2018	$2,746
Settlement/decreases related to tax positions taken during prior years	(49)
Increases related to tax positions taken during prior years	18,434
Increases related to tax positions taken during the current year	364
Balance at December 31, 2019	21,495
Expiration of statute of limitations	(1,174)
Settlement/decreases related to tax positions taken during prior years	(2,815)
Increases related to tax positions taken during prior years	155
Increases related to tax positions taken during the current year	249
Balance at December 31, 2020	17,910
Decreases related to tax positions taken during prior years	(13,510)
Increases related to tax positions taken during prior years	1,190
Increases related to tax positions taken during the current year	402
Balance at December 31, 2021	$5,992

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various states and foreign jurisdictions. The Company and certain subsidiaries have tax years that remain open and are subject to examination by tax authorities in the following major taxing jurisdictions: United States for tax years 2018 through 2021, Ireland for tax years 2017 through 2021, China for tax years 2011 through 2021 and Australia for tax years 2017 through 2021. In addition, U.S. federal tax years from 2014 through 2017 are open to the extent of refund claims associated with CARES Act NOL carrybacks.  The Company files income tax returns on a combined, unitary, or stand-alone basis in multiple state and local jurisdictions, which generally have statutes of limitations from three to four years. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company would be required to adjust its provision for income tax in the period such resolution occurs. The Company’s unrecognized tax benefits could change up to $3,129 in the next 12 months due to the expiration of the statute of limitations.

11. Debt

The aggregate principal amount of debt outstanding as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Term loans	$278,225	$288,000
Revolving credit facility	—	6,500
Total principal amount of debt outstanding	$278,225	$294,500

Current and non-current debt obligations reflected in the consolidated balance sheets as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Current liabilities:
Term loans	$3,000	$9,775
Revolving credit facility	—	6,500
Current portion of principal payment obligations	3,000	16,275
Unamortized debt issuance costs, current portion	(1,076)	(1,104)
Current portion of long-term debt, net of unamortized debt issuance costs	$1,924	$15,171
Non-current liabilities:
Term loans	$275,225	$278,225
Unamortized debt issuance costs, non-current portion	(1,032)	(2,140)
Long-term debt, net of current portion and unamortized debt issuance costs	$274,193	$276,085

As of December 31, 2021, aggregate minimum future principal payments of the Company’s debt are summarized as follows:

Year Ending December 31,
2022	$3,000
2023	275,225
Thereafter	—
$278,225

Term Loan and Revolving Credit Facilities

On December 20, 2016, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, various lenders and JPMorgan Chase Bank, N.A. and Barclays Bank PLC providing for (i) a term loan facility of $300,000 and (ii) a revolving credit facility of up to $25,000 in revolving credit loans and letters of credit.

As of December 31, 2021 and 2020, $278,225 and $288,000 in principal amount, respectively, were outstanding under the term loan facility (the “Term Loan”) and as of December 31, 2020, the Company had outstanding borrowings under the revolving credit facility of $6,500 that were drawn down during the year ended December 31, 2020. The outstanding borrowings under the revolving credit facility were repaid in full on October 25, 2021, and the revolving credit facility matured on December 20, 2021. As of December 31, 2020, the Company had also used $1,454 of availability under the revolving credit facility for two stand-by letters of credit, one which served as collateral to one of the Company’s customers pursuant to a contractual obligation and one which served as collateral for operating leases in Australia. Upon maturity of the revolving credit facility on December 20, 2021, the Company entered into two new letters of credit, backed by cash collateral of $2,100, to serve as collateral for these obligations. These amounts were included in other assets in the consolidated balance sheets as of December 31, 2021.

Borrowings under the facilities bear interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, a base rate (defined as the highest of (x) the JPMorgan Chase, N.A. prime rate, (y) the federal funds effective rate, plus one-half percent (0.50%) per annum and (z) a one-month Eurodollar rate plus 1.00% per annum) plus an applicable margin. The applicable margin for borrowings under the Term Loan is 4.00% per annum for Eurodollar rate loans (subject to a 1.00% per annum interest rate floor) and 3.00% per annum for base rate loans. The applicable margin for borrowings under the revolving credit facility was 1.75% per annum for Eurodollar rate loans and 0.75% per annum for base rate loans, subject to reduction based on the Company’s maintaining of specified net leverage ratios. The interest rates payable under the facilities are subject to an increase of 2.00% per annum during the continuance of any payment default.

For Eurodollar rate loans, the Company may select interest periods of one, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. The Company has the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at its option, subject, in the case of Eurodollar rate loans, to breakage costs if the conversion is effected prior to the end of the applicable interest period. As of December 31, 2021 and 2020, the interest rate on the Term Loan was 5.00% per annum, which was based on a one-month and six-month Eurodollar rate, respectively, of 1.00% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans.

Upon entering into the Term Loan, the Company incurred debt issuance costs of $7,811, which were initially recorded as a reduction of the debt liability and are being amortized to interest expense using the effective interest method from the issuance date of the Term Loan until the maturity date. The Company made principal payments of $9,775 under the Term Loan during the year ended December 31, 2021 and $3,000 under the Term Loan during each of the years ended December 31, 2020 and 2019. Interest expense, including the amortization of debt issuance costs, totaled $15,519, $16,493 and $19,728 for the years ended December 31, 2021, 2020 and 2019, respectively.

The revolving credit facility also required payment of quarterly commitment fees at a rate of 0.25% per annum on the difference between committed amounts and amounts actually borrowed under the facility and customary letter of credit fees. For the years ended December 31, 2021, 2020 and 2019, interest expense related to the fee for the unused amount of the revolving credit facility totaled $46, $52 and $59, respectively.

The Term Loan matures on December 20, 2023 and is subject to amortization in equal quarterly installments, which commenced on March 31, 2017, of principal in an annual aggregate amount equal to 1.0% of the original principal amount of the Term Loan of $300,000, with the remaining outstanding balance payable at the date of maturity.

Voluntary prepayments of principal amounts outstanding under the Term Loan are permitted at any time; however, if a prepayment of principal is made with respect to a Eurodollar loan on a date other than the last day of the applicable interest period, the Company is required to compensate the lenders for any funding losses and expenses incurred as a result of the prepayment. Prior to the revolving credit facility maturity date, funds borrowed under the revolving credit facility could have been borrowed, repaid and reborrowed, without premium or penalty.

In addition, the Company is required to make mandatory prepayments under the facilities with respect to (i) 100% of the net cash proceeds from certain asset dispositions (including casualty and condemnation events) by the Company or certain of its subsidiaries, subject to certain exceptions and reinvestment provisions, (ii) 100% of the net cash proceeds from the issuance or incurrence of any additional debt by the Company or certain of its subsidiaries, subject to certain exceptions, and (iii) 50% of the Company’s excess cash flow, as defined in the credit agreement, subject to reduction upon its achievement of specified performance targets. In accordance with these provisions, based on the results for the year ended December 31, 2020, a mandatory prepayment of $6,775 was paid on April 2, 2021. This amount was included in the current portion of long-term debt, net of unamortized debt issuance costs on the consolidated balance sheet as of December 31, 2020. Based on results for the year ended December 31, 2021, no mandatory prepayment will be required in 2022.

The facilities are secured by, among other things, a first priority security interest, subject to permitted liens, in substantially all of the Company’s assets and all of the assets of certain of its subsidiaries and a pledge of certain of the stock of certain of its subsidiaries, in each case subject to specified exceptions. The facilities contain customary affirmative and negative covenants, including certain restrictions on the Company’s ability to pay dividends, and, with respect to the revolving credit facility which expired on December 20, 2021, a financial covenant requiring the Company to maintain a specified total net leverage ratio in the event that on the last day of any fiscal quarter the Company has utilized more than 30% of its borrowing capacity under the facility. The Company was in compliance with all covenants as of December 31, 2021 and 2020.

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

The Company made principal payments under the Mortgage Loan of $6,644 and $314 during the years ended December 31, 2020 and 2019, respectively. Interest expense, including the amortization of debt issuance costs, totaled $120 and $249 for the years ended December 31, 2020 and 2019, respectively.

12. Stockholders’ Equity

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

			Equitable Adjustment Payments
			During the Year Ended			Equitable Adjustment Liability(1)
Dividend Declaration Dates	Equitable Adjustment per share	Year of Final Vesting	December 31, 2021	December 31, 2020	December 31, 2019	As of December 31, 2021	As of December 31, 2020
November 30, 2017	$0.5802	2021	$44	$148	$426	—	$30
May 10, 2017	1.1774	2021	52	178	618	—	31
December 27, 2016	2.3306	2020	2	303	1,286	—	2
June 17, 2016	0.5891	2020	—	54	259	—	—
November 30, 2014	0.3835	2018	—	—	1	—	—
Total			$98	$683	$2,590	$—	$63

(1)	Net of estimated forfeitures. Amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

13. Stock-based Compensation

2011 Stock Incentive Plan

The Company’s 2011 Stock Incentive Plan (the “2011 Plan”) provided for the Company to sell or issue common stock or restricted common stock, or to grant qualified incentive stock options, nonqualified stock options, SARs, RSUs or other stock-based awards to the Company’s employees, officers, directors, advisers and outside consultants. The 2011 Plan was administered by the board of directors, or at the discretion of the board of directors, by a committee of the board. The exercise prices, vesting and other restrictions were determined at the discretion of the board of directors, or a committee of the board, if so delegated, except that the exercise price per share of stock options could not be less than 100% of the fair market value of common stock on the date of grant and the term of the stock option could not be greater than ten years. The stock options generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control (as defined in the stock option agreements).

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

2017 Stock Incentive Plan

On November 17, 2017, the Company’s board of directors adopted, and on November 30, 2017, the Company’s stockholders approved, the Company’s 2017 Stock Incentive Plan (the “2017 Plan”), which became effective immediately prior to the effectiveness of the registration statement for the IPO. The 2017 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2017 Plan was the sum of 7,161 shares, plus the number of shares (up to 18,746 shares) equal to the sum of (i) the number of shares remaining available for issuance under the 2003 Plan and 2011 Plan upon the effectiveness of the 2017 Plan and (ii) the number of shares of common stock subject to outstanding awards under the 2003 Plan and 2011 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. The number of shares of common stock that may be issued under the 2017 Plan will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 20,000 shares, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, repurchased or otherwise terminated by the Company under the 2017 Plan will be added back to the shares of common stock available for issuance under the 2017 Plan. The total number of shares authorized for issuance under the 2017 Plan was 20,480 shares as of December 31, 2021, of which 9,810 shares remained available for future grant.

Upon the closing of the IPO on December 19, 2017, the Company filed a restated certificate of incorporation, which authorized the Company to issue 500,000 shares of $0.001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the preferred stock. Through December 31, 2021, except for the special cash dividends declared on November 30, 2014, June 17, 2016, December 21, 2016, May 10, 2017 and November 30, 2017 (see Note 12), no dividends have been declared by the board of directors.

As of December 31, 2021, the Company had reserved 10,670 shares of common stock for the exercise of outstanding stock options and the vesting of outstanding RSUs and PSUs under the Company’s 2017 Plan.

Stock Repurchase Program

On February 21, 2019, the Company announced a stock repurchase program authorizing it to repurchase up to $75,000 of the Company’s common stock. During the years ended December 31, 2021, 2020 and 2019, the Company repurchased 1,671, 1,227 and 495 shares for $8,819, $3,031 and $1,795, respectively, including commissions. As of December 31, 2021, $61,423 remained authorized for repurchases of the Company’s common stock under this stock repurchase program.

Stock Option Valuation

The Company uses the closing price of its common stock as reported on the Nasdaq Global Select Market on the applicable date of grant to determine the fair value of the shares of common stock underlying stock options.

The assumptions used in the Black-Scholes option-pricing model were as follows:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	1.0%–1.3%	0.4%–0.7%	1.6%–2.5%
Expected term (in years)	6.1	6.1	6.1-6.2
Expected volatility	37.7%–38.6%	29.3%–31.9%	28.8%–30.6%
Expected dividend yield	0.0%	0.0%	0.0%

Stock Options

A summary of option activity for the year ended December 31, 2021 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at January 1, 2021	7,120	$8.01	4.88	$9,367
Granted	151	7.54
Exercised	(1,006)	2.25
Forfeited	(346)	10.66
Outstanding at December 31, 2021	5,919	$8.82	4.36	$4,205
Options exercisable at December 31, 2021	5,609	$8.88	4.13	$4,059
Vested or expected to vest at December 31, 2021	5,900	$8.83	4.33	$4,196

The weighted-average grant-date fair value of options granted during the years ended December 31, 2021, 2020 and 2019 was $2.88, $1.42 and $2.13 per share, respectively. Cash proceeds received upon the exercise of options were $2,263, $1,195 and $2,687 during the years ended December 31, 2021, 2020 and 2019, respectively. The intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $5,594, $1,746 and $6,970, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Restricted Stock Units

A summary of RSU activity for the year ended December 31, 2021 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2021	4,231	$5.43
Granted	1,705	8.18
Vested	(1,288)	6.12	$10,427
Forfeited	(339)	5.01
Unvested balance at December 31, 2021	4,309	$6.34

The Company withheld 791, 150 and 77 shares of common stock in settlement of employee tax withholding obligations due upon the vesting of RSUs during the years ended December 31, 2021, 2020 and 2019, respectively.

Performance-Based Restricted Stock Units

During the years ended December 31, 2021 and 2020, the Company granted performance-based restricted stock unit “PSUs” to certain employees that vest over a three-year period based on the achievement of performance goals and continued performance of services. The performance goals consist solely of market-based vesting conditions, determined by the Company’s level of achievement of pre-established parameters relating to the performance of the Company’s stock price as set by the board of directors. Vesting may occur at any time during the three-year period.

Compensation expense for PSUs is based on the estimated value of the awards on the grant date, and is recognized over the period from the grant date through the expected vest dates of each vesting condition, both of which were estimated based on a Monte Carlo simulation model applying the following key assumptions:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.2%	1.2%
Volatility	78.6%	70.0%
Dividend yield	0.0%	0.0%
Cost of equity	12.0%	11.0%

A summary of PSU activity for the year ended December 31, 2021 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2021	737	$3.22
Granted	442	7.89
Vested	(737)	3.22	$6,449
Forfeited	—	—
Unvested balance at December 31, 2021	442	$7.89

Stock Appreciation Rights

On three occasions between 2012 and 2017, the Company granted SARs that allow the holder the right, upon exercise, to receive in cash the amount of the difference between the fair market value of the Company’s common stock at the date of exercise and the price of the underlying common stock at the date of grant of each SAR. The SARs vested over a four-year period from the date of grant and expire ten years from the date of grant. During the year ended December 31, 2021, 20 SARs were exercised with a fair value of $6.75 per share. As of December 31, 2021, 200 SARs were outstanding, vested and exercisable with a fair value of $1.79 per SAR. The fair value of the SAR liability as of December 31, 2021 and 2020 was $358 and $493, respectively (see Note 8), and was included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Stock-Based Compensation Expense

The Company classified stock-based compensation expense related to stock options, RSUs, PSUs and SARs for the years ended December 31, 2021, 2020 and 2019 in the consolidated statements of operations and comprehensive income (loss) as follows:

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$137	$153	$216
Research and development expenses	2,665	2,447	1,569
Selling, general and administrative	12,017	10,555	8,036
	$14,819	$13,155	$9,821

The Company recognized stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019 in the consolidated balance sheets as follows:

	Year Ended December 31,
	2021	2020	2019
Change in fair value of SAR liability	$—	$229	$(1,123)
Recognized as additional paid-in capital	14,819	12,926	10,944
Total stock-based compensation	$14,819	$13,155	$9,821

As of December 31, 2021, there was $21,705 of unrecognized compensation cost related to outstanding stock options, RSUs, PSUs and SARs, which is expected to be recognized over a weighted-average period of 2.48 years.

14. Net Income (Loss) per Share

The Company calculated basic and diluted net income (loss) per share attributable to common stockholders as follows:

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income (loss) attributable to common stockholders, basic and diluted	$3,207	$24,801	$(48,206)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	85,253	83,465	83,853
Dilutive effect of stock options	1,526	1,050	—
Dilutive effect of restricted stock units	2,078	763	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	88,857	85,278	83,853
Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$0.30	$(0.57)
Diluted	$0.04	$0.29	$(0.57)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
Options to purchase common stock	3,411	4,119	4,641
Unvested restricted stock units	712	1,030	1,516
Unvested performance-based stock units	—	983	—

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

	Year Ended December 31,
	2021	2020	2019
North America:
United States	$154,765	$127,217	$103,451
Canada	66,537	38,960	36,466
Total North America	221,302	166,177	139,917
Latin America	27,841	34,926	24,043
Europe, Middle East and Africa:	30,378	35,933	38,154
Asia-Pacific
Australia	89,548	116,661	42,218
Other	32,256	39,549	37,965
Total Asia-Pacific	121,804	156,210	80,183
Total revenue(1)	$401,325	$393,246	$282,297

(1)	Other than the United States, Canada and Australia, no individual countries represented 10% or more of the Company’s total revenue for any of the periods presented.

The Company also disaggregates its revenue based on product line summarized as follows:

	Year Ended December 31,
	2021	2020	2019
Product revenue:
Wireless	$170,233	$111,255	$58,234
Fixed telco	66,017	96,904	38,734
Cable	117,692	137,924	144,409
Total product revenue	353,942	346,083	241,377
Service revenue
Wireless	5,538	7,348	1,701
Fixed telco	5,034	1,924	773
Cable	36,811	37,891	38,446
Total service revenue	47,383	47,163	40,920
Total revenue	$401,325	$393,246	$282,297

Costs to Obtain or Fulfill a Contract

As of December 31, 2021, 2020 and 2019, the Company had short-term capitalized contract costs of $90, $95 and $585, respectively, which are included in prepaid expenses and other current assets and had long-term capitalized contract costs of $58, $70 and $70, respectively, which are included in other assets in the accompanying consolidated balance sheets. During the years ended December 31, 2021, 2020 and 2019, amortization expense associated with capitalized contract costs was $98, $568 and $695, respectively, which the Company recorded to selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

Contract Balances

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. The Company recognizes such amounts as revenue when the Company satisfies its performance obligations. For the year ended December 31, 2021, the Company recognized $15,402 of revenue which was included in deferred revenue as of December 31, 2020.  For the year ended December 31, 2020, the Company recognized $23,048 of revenue that was included in deferred revenue as of December 31, 2019.  For the year ended December 31, 2019, the Company recognized $22,273 of revenue which was included in deferred revenue as of January 1, 2019.

The Company receives payments from customers based upon contractual billing terms. The Company records accounts receivable when the right to consideration becomes unconditional. Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. As of December 31, 2021 and 2020, the Company recorded contract assets of $95 and $771, respectively.

Transaction price allocated to the remaining performance obligations

As of December 31, 2021, the aggregate remaining amount of revenue expected to be recognized related to unsatisfied or partially unsatisfied performance obligations is $21,486, which consists of deferred revenue. The Company expects approximately 67% of this amount to be recognized in the next twelve months with the remaining amounts to be recognized over the next two to five years.

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

Please refer to Note 15 for the Company’s revenue by geography for the years ended December 31, 2021, 2020 and 2019.

The Company’s property and equipment, net by location was as follows:

	December 31,
	2021	2020
United States	$17,089	$20,988
China	3,118	2,986
Australia	2,027	2,849
Other	1,274	2,057
Total property and equipment, net	$23,508	$28,880

17. Related Parties

Employment of Rongke Xie

Rongke Xie, who serves as General Manager of Guangzhou Casa Communication Technology LTD (“Casa China”), a subsidiary of the Company, is the sister of Lucy Xie, the Company’s Senior Vice President of Operations and a member of the Company’s board of directors. Casa China paid Rongke Xie $224, $187 and $117 in total compensation in the years ended December 31, 2021, 2020 and 2019, respectively, for her services as an employee.

To date, the Company has granted to Rongke Xie 116 RSUs which vest in annual installments over a four-year period. The grant-date fair value of the awards totaled $500, which is recorded as stock-based compensation expense over the vesting period of the awards. During the years ended December 31, 2021, 2020 and 2019, the Company recognized selling, general and administrative expenses of $110, $90 and $46 related to these awards, respectively.

18. Commitments and Contingencies

Operating Leases

The Company leases manufacturing, warehouse and office space in the United States, China, Hong Kong, Spain and Australia under non-cancelable operating leases that expire through 2027. The Company also has a lease in Ireland that expires in 2026. Rent expense for the years ended December 31, 2021, 2020 and 2019 was $3,222, $3,252 and $2,459, respectively. The Company records rent expense on a straight-line basis, and, as a result, as of December 31, 2021 and 2020, the Company had a deferred rent liability of $151 and $90, respectively, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2021 were as follows:

Year Ending December 31,
2022	$2,138
2023	2,028
2024	1,116
2025	874
2026	795
Thereafter	511
$7,462

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

As of December 31, 2021 and 2020, the Company had not experienced any material losses related to these indemnification obligations and no material claims were outstanding where a contingent loss was considered to be probable or reasonably estimable. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities were recorded in its consolidated financial statements.

Litigation

From time to time, the Company is a party to various litigation matters and subject to claims that arise in the ordinary course of business including, for example, patent infringement lawsuits by non-practicing entities.  In addition, third parties may from time to time assert claims against the Company in the form of letters and other communications. The Company is not presently subject to any pending or threatened litigation that it believes, if determined adversely to the Company, individually, or taken together, would reasonably be expected to have a material adverse effect on its business or financial results, except as described below.

On May 29, 2019, John Shen filed a putative shareholder class action complaint in the Massachusetts Superior Court of Essex County, John Shen v. Casa Systems, Inc, et al., Civil Action No. 1977CV00787, against the Company; certain of its current and former executive officers and directors; Summit Partners, the Company’s largest investor; and the underwriters from the Company’s December 15, 2017, initial public offering, or IPO. On July 3, 2019, Mirza R. Baig filed a similar putative shareholder class action complaint in the Massachusetts Superior Court of Essex County, Mirza R. Baig v. Casa Systems, Inc., Civil Action No. 1977CV00961, against the same defendants. The two matters were subsequently consolidated and transferred to the Business Litigation Session of the Massachusetts Superior Court, Suffolk County, John Shen v. Casa Systems, Inc, et al., Civil Action No. 19-CV-03203-BLS2 and Mirza R. Baig v. Casa Systems, Inc., Civil Action No. 19-CV-03204-BLS2. The complaints, as later amended on November 12, 2019, purported to be brought on behalf of all purchasers of the Company’s common stock in and/or traceable to the IPO. The complaints generally alleged that (i) each of the defendants violated Section 11 and/or Section 12(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, because documents related to the IPO, including the Company’s registration statement and prospectus were materially misleading by containing untrue statements of material fact and/or omitting to state material facts necessary to make such statements not misleading and (ii) the individual defendants and Summit Partners acted as controlling persons within the meaning and in violation of Section 15 of the Securities Act. Plaintiffs sought, among other things, compensatory damages, costs and expenses, including counsel and expert fees, rescission or a rescissory measure of damages, and equitable and injunctive relief. On January 12, 2021, the court granted motions to dismiss filed by the defendants.  On February 22, 2021, plaintiffs filed notice of appeal.

On August 9, 2019, Donald Hook filed a putative shareholder class action lawsuit in the Supreme Court of the State of New York, County of New York, Donald Hook, et al., v. Casa Systems, Inc. et al., Index No. 654548/2019, against the same defendants named in the Shen and Baig matters. The complaint, as later amended on November 22, 2019, purported to be brought on behalf of all purchasers of the Company’s common stock in and/or traceable to our IPO and generally alleged that (i) each of the defendants violated Section 11 and/or Section 12(a)(2) of the Securities Act because documents related to the Company’s IPO including its registration statement and prospectus were materially misleading by containing untrue statements of material fact and/or omitting to state material facts necessary to make such statements not misleading and (ii) the individual defendants and Summit Partners acted as controlling persons within the meaning and in violation of Section 15 of the Securities Act. Plaintiff sought, among other things, compensatory damages, costs and expenses, including counsel and expert fees, rescission or a rescissory measure of damages, disgorgement, and equitable and injunctive relief. On August 30, 2021, the court granted motions to dismiss filed by the defendants.  On September 30, 2021, plaintiff filed notice of appeal.

On August 13, 2019, Panther Partners, Inc. filed a putative shareholder class action lawsuit in the Supreme Court of the State of New York, New York County, Panther Partners, Inc., et al., v. Jerry Guo et al., Index No 654585/2019, against the Company, certain of its current and former executive officers and directors, and the underwriters from our April 30, 2018 follow-on offering of common stock, (the “Follow-on Offering”). The complaint, as later amended on November 22, 2019, purported to be brought on behalf of all purchasers of the Company’s common stock in its Follow-on Offering and generally alleged that (i) each of the defendants, other than Abraham Pucheril, violated Section 11 of the Securities Act, and each of the defendants violated Section 12(a)(2) of the Securities Act, because documents related to our Follow-on Offering, including our registration statement and prospectus, were materially misleading by containing untrue statements of material fact and/or omitting to state material facts necessary to make such statements not misleading and (ii) the individual defendants acted as controlling persons within the meaning and in violation of Section 15 of the Securities Act. Plaintiff sought, among other things, compensatory damages, costs and expenses, including counsel and expert fees, rescission or a rescissory measure of damages, and equitable and injunctive relief. On October 4, 2021, the court granted motions to dismiss filed by the defendants. On November 4, 2021, plaintiff filed a notice of appeal.

The Company is generally obligated to indemnify our officers, directors, and the IPO and Follow-on Offering underwriters in each of the matters described above.

No amounts have been accrued for any of the putative class action lawsuits referenced above as of December 31, 2021, as we do not believe the likelihood of a material loss is probable.  Although the ultimate outcome of these matters cannot be predicted with certainty, the resolution of any of these matters could have a material impact on our results of operations in the period in which such matter is resolved.

19. Employee Benefit Plan

The Company has a Section 401(k) defined contribution savings plan for its employees. The plan covers substantially all employees in the United States who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis, subject to certain limitations. Company contributions to the plan may be made at the discretion of the board of directors. Effective January 1, 2014, the Company commenced matching contributions in the amount of 50% of the employee’s contributions of up to 6% of eligible wages. The Company made matching contributions to the plan of $1,615, $1,523 and $1,762 in the years ended December 31, 2021, 2020 and 2019, respectively.

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
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated 2013 Framework. Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by Items 401, 405 and 407 of Regulation S-K is expected to be incorporated by reference herein to our definitive proxy statement for our 2022 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

The information required by this Item is expected to be incorporated by reference herein to our definitive proxy statement for our 2022 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is expected to be incorporated by reference herein to our definitive proxy statement for our 2022 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is expected to be incorporated by reference herein to our definitive proxy statement for our 2022 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item is expected to be incorporated by reference herein to our definitive proxy statement for our 2022 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Andover, Commonwealth of Massachusetts, on this 25th day of February, 2022.

CASA SYSTEMS, INC.

By:	/s/ Jerry Guo
Jerry Guo
President, Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jerry Guo	President, Chief Executive Officer and Chairman	February 25, 2022
Jerry Guo	(Principal Executive Officer)

/s/ Scott Bruckner	Chief Financial Officer	February 25, 2022
Scott Bruckner	(Principal Financial Officer)

/s/ Matthew Slepian	VP and Corporate Controller	February 25, 2022
Matthew Slepian	(Principal Accounting Officer)

/s/ Lucy Xie	Senior Vice President of Operations and Director	February 25, 2022
Lucy Xie

/s/ Susana D’Emic	Director	February 25, 2022
Susana D’Emic

/s/ Bruce R. Evans	Director	February 25, 2022
Bruce R. Evans

/s/ Michael T. Hayashi	Director	February 25, 2022
Michael T. Hayashi

/s/ Daniel S. Mead	Director	February 25, 2022
Daniel S. Mead

/s/ Bill Styslinger	Director	February 25, 2022
Bill Styslinger