Form 10-Q
period 2022-03-31
Casa Systems Inc
filed 2022-05-04
CIK 1333835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________.

Commission File Number: 001-38324

Casa Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-3108867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Old River Road Andover, Massachusetts	01810
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (978) 688-6706

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	CASA	The Nasdaq Stock Market LLC

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

As of April 22, 2022, the registrant had 94,180,160 shares of common stock, $0.001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “should,” “expects,” “plans,” “anticipates,” “would,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our inability to fulfill our customers’ orders due to supply chain delays, access to key commodities or technologies or events that impact our manufacturers or their suppliers;
•	our ability to anticipate technological shifts;
•	our ability to generate positive returns on our research and development;
•	changes in the rate of communications service providers’ (“CSPs”), deployment of, and investment in, ultra-broadband network capabilities;
•	the lack of predictability of revenue due to lengthy sales cycles and the volatility in capital expenditure budgets of CSPs;
•	our ability to maintain and expand operating profit and net income;
•	the sufficiency of our cash resources and needs for additional financing;
•	our ability to further penetrate our existing customer base and obtain new customers;
•	changes in our pricing policies, whether initiated by us or as a result of competition;
•	the amount and timing of operating costs and capital expenditures related to the operation and expansion of our business;
•	the potential impact of the ongoing COVID-19 pandemic, which is highly uncertain and will depend on future developments on our business, our suppliers, our logistics suppliers and our customers;
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

•

our overall effective tax rate, including impacts caused by the relative proportion of foreign to United States (“U.S.”) income, the amount and timing of certain employee stock-based compensation transactions, changes in the valuation of our deferred tax assets and any new legislation or regulatory developments;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$168,580	$154,703
Accounts receivable, net of provision for doubtful accounts of $370 and $117 as of March 31, 2022 and December 31, 2021, respectively	48,106	85,774
Inventory	85,284	84,828
Prepaid expenses and other current assets	6,052	5,746
Prepaid income taxes	2,627	23,963
Total current assets	310,649	355,014
Property and equipment, net	22,360	23,508
Accounts receivable, net of current portion	57	115
Deferred tax assets	108	101
Goodwill	50,177	50,177
Intangible assets, net	29,615	31,144
Other assets	8,552	8,648
Total assets	$421,518	$468,707
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,031	$28,087
Accrued expenses and other current liabilities	27,507	41,382
Accrued income taxes	11,320	4,991
Deferred revenue	19,139	14,473
Current portion of long-term debt, net of unamortized debt issuance costs	1,927	1,924
Total current liabilities	73,924	90,857
Accrued income taxes, net of current portion	10,389	7,732
Deferred tax liabilities	5,666	5,293
Deferred revenue, net of current portion	6,474	7,012
Long-term debt, net of current portion and unamortized debt issuance costs	273,710	274,193
Other liabilities, net of current portion	1,774	1,701
Total liabilities	371,937	386,788
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized as of March 31, 2022 and December 31, 2021; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 500,000 shares authorized; 88,452 and 87,815 shares issued as of March 31, 2022 and December 31, 2021, respectively; 84,855 and 84,422 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	88	88
Treasury stock, at cost; 3,597 and 3,393 shares as of March 31, 2022 and December 31, 2021, respectively	(14,837)	(13,645)
Additional paid-in capital	194,973	193,654
Accumulated other comprehensive income	997	878
Accumulated deficit	(131,640)	(99,056)
Total stockholders’ equity	49,581	81,919
Total liabilities and stockholders’ equity	$421,518	$468,707

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Product	$52,545	$93,798
Service	11,854	10,479
Total revenue	64,399	104,277
Cost of revenue:
Product	36,228	47,026
Service	1,492	1,211
Total cost of revenue	37,720	48,237
Gross profit	26,679	56,040
Operating expenses:
Research and development	22,673	21,606
Selling, general and administrative	22,329	21,880
Total operating expenses	45,002	43,486
(Loss) income from operations	(18,323)	12,554
Other income (expense):
Interest income	34	114
Interest expense	(3,688)	(3,918)
Loss on foreign currency, net	(273)	(747)
Other income, net	18	72
Total other income (expense), net	(3,909)	(4,479)
(Loss) income before provision for income taxes	(22,232)	8,075
Provision for income taxes	10,352	2,326
Net (loss) income	(32,584)	5,749
Other comprehensive income (loss) —foreign currency translation adjustment, net of tax	119	(336)
Comprehensive (loss) income	$(32,465)	$5,413
Net (loss) income per share attributable to common stockholders:
Basic	$(0.39)	$0.07
Diluted	$(0.39)	$0.06
Weighted-average shares used to compute net (loss) income per share attributable to common stockholders:
Basic	84,583	84,242
Diluted	84,583	88,568

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2022	87,815	$88	3,393	$(13,645)	$193,654	$878	$(99,056)	$81,919
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	637	—	—	—	(1,412)	—	—	(1,412)
Foreign currency translation adjustment	—	—	—	—	—	119	—	119
Repurchases of treasury shares	—	—	204	(1,192)	—	—	—	(1,192)
Stock-based compensation	—	—	—	—	2,731	—	—	2,731
Net loss	—	—	—	—	—	—	(32,584)	(32,584)
Balances at March 31, 2022	88,452	$88	3,597	$(14,837)	$194,973	$997	$(131,640)	$49,581

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2021	85,329	$85	1,722	$(4,826)	$183,041	$337	$(102,263)	$76,374
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	1,173	1	—	—	(4,058)	—	—	(4,057)
Foreign currency translation adjustment	—	—	—	—	—	(336)	—	(336)
Stock-based compensation	—	—	—	—	3,105	—	—	3,105
Net income	—	—	—	—	—	—	5,749	5,749
Balances at March 31, 2021	86,502	$86	1,722	$(4,826)	$182,088	$1	$(96,514)	$80,835

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net (loss) income	$(32,584)	$5,749
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,615	4,209
Stock-based compensation	2,628	3,453
Deferred income taxes	369	138
Increase in provision for doubtful accounts	253	91
Change in provision for excess and obsolete inventory	(27)	113
Changes in operating assets and liabilities:
Accounts receivable	37,487	469
Inventory	(514)	4,558
Prepaid expenses and other assets	(205)	(5,834)
Prepaid income taxes	21,333	(680)
Accounts payable	(13,661)	(15,607)
Accrued expenses and other current liabilities	(13,707)	(10,118)
Accrued income taxes	8,985	2,225
Deferred revenue	4,125	6,079
Net cash provided by (used in) operating activities	18,097	(5,155)
Investing activities:
Purchases of property and equipment	(962)	(852)
Purchases of software licenses	(4)	(1,400)
Net cash used in investing activities	(966)	(2,252)
Financing activities:
Principal repayments of debt	(750)	(750)
Proceeds from exercise of stock options	79	574
Employee taxes paid related to net share settlement of equity awards	(1,490)	(4,630)
Payments of dividends and equitable adjustments	(1)	(13)
Repurchases of common stock	(1,192)	—
Net cash used in financing activities	(3,354)	(4,819)
Effect of exchange rate changes on cash and cash equivalents	100	(266)
Net increase (decrease) in cash, cash equivalents and restricted cash	13,877	(12,492)
Cash, cash equivalents and restricted cash at beginning of period	157,804	158,461
Cash, cash equivalents and restricted cash at end of period (1)	$171,681	$145,969
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,478	$3,682
Cash paid for income taxes	$1,806	$290
Supplemental disclosures of non-cash operating, investing and financing activities:
Purchases of property and equipment included in accounts payable	$60	$325
Unpaid equitable adjustments included in accrued expenses and other current liabilities	$—	$50
Release of customer incentives included in accounts receivable and accrued expenses and other current liabilities	$—	$1,076

(1)	See Note 2 of the accompanying notes for a reconciliation of the ending balance of cash, cash equivalents and restricted cash shown in these unaudited condensed consolidated statements of cash flows.

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

The Company offers physical, virtual and cloud-native 5G infrastructure and customer premise networking equipment solutions to help CSPs transform and expand their public and private high-speed data and multi-service communications networks so they can meet the growing demand for bandwidth and new services. The Company’s core and edge broadband technology enables CSPs and enterprises to cost-effectively and dynamically increase data network speed, add bandwidth capacity and new services, reduce network complexity and reduce operating and capital expenditures regardless of access technology.

The Company is subject to a number of risks similar to other companies of comparable size and other companies selling and providing services to the CSP industry. These risks include, but are not limited to, the level of capital spending by CSPs, a lengthy sales cycle, dependence on the development of new products and services, unfavorable economic and market conditions, competition from larger and more established companies, limited management resources, dependence on a limited number of contract manufacturers and suppliers, the rapidly changing nature of the technology used by CSPs and reliance on resellers and sales agents. Failure by the Company to anticipate or to respond adequately to technological developments in its industry, changes in customer or supplier requirements, changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products could have a material adverse effect on the Company’s operating results, financial condition and cash flows.

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the Company’s initial public offering, subject to specified conditions. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company is required to adopt the new or revised standard at or prior to the time private companies are required to adopt the new or revised standard, provided that the Company continues to be an emerging growth company. The JOBS Act provides that the decision to take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable.

The accompanying condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 and the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2022 and 2021 are unaudited. The financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2021 are also unaudited. The accompanying condensed consolidated balance sheet as of December 31, 2021 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022 (the “Annual Report on Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K. There have been no changes to the Company’s accounting policies from those disclosed in the Annual Report on Form 10-K that would have a material impact on the Company’s condensed consolidated financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations and cash flows to be anticipated for the full year ending December 31, 2022 or any future period.

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

Significant estimates and judgments relied upon by management in preparing these condensed consolidated financial statements include revenue recognition, reserves for excess and obsolete inventory, valuation of inventory and deferred inventory costs, the expensing and capitalization of software-related research and development costs, amortization and depreciation periods, the recoverability of net deferred tax assets, valuations of uncertain tax positions, warranty allowances, the valuation of equity instruments and stock-based compensation expense.

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

The COVID-19 pandemic presents various risks to the Company, which could continue to have a material effect upon the estimates and judgments relied upon by management in preparing these condensed consolidated financial statements. While the Company remains fully operational, during the three months ended March 31, 2022, the effects of the COVID-19 pandemic on the global supply chain had a significant adverse effect on the Company’s financial results.  In particular, certain of the Company’s products utilize components, whose availability was significantly exceeded by global demand.  As a result, during the three months ended March 31, 2022, the Company continued to see shortages of supply that resulted in the Company’s inability to fulfill certain customer orders within normal lead times.  This adversely impacted the Company’s revenue and operating results for the three months ended March 31, 2022. Additionally, shipping bottlenecks and delays negatively affected the Company’s ability to timely fulfill customer orders, thereby delaying its ability to consummate sales and recognize revenue. The Company also experienced, in some cases, significant increases in shipping costs. While the Company continues to work with its supply chain, contract manufacturers, logistics partners, and customers to minimize the extent of such impacts, the Company expects the effects of global supply chain issues to continue and cannot predict when such effects will subside.  This may prevent the Company from being able to fulfill its customers’ orders in a timely manner or at all, which could lead to one or more of its customers cancelling their orders.  At this time the Company is neither able to estimate the extent of these impacts nor predict whether its efforts to minimize or contain them will be successful. The Company intends to continue to monitor its business very closely for any effects of COVID-19 for as long as necessary.

Subsequent Event Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. Other than the agreement with Verizon Ventures LLC, as discussed in Note 17, Subsequent Events, the Company has evaluated all subsequent events and determined that there are no additional material recognized or unrecognized subsequent events requiring disclosure in these condensed consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments maturing within three months from the date of purchase. As of March 31, 2022 and December 31, 2021, the Company’s cash and cash equivalents consisted of investments in money market mutual funds.

Restricted cash as of March 31, 2022 and December 31, 2021 consisted of a certificate of deposit of $1,001, pledged as collateral for a stand-by letter of credit required to support a contractual obligation. Restricted cash also included cash of $2,100 pledged as collateral in connection with five and two letters of credit to support contractual obligations at March 31, 2022 and December 31, 2021, respectively.

The following table is a reconciliation of cash, cash equivalents and restricted cash included in the accompanying condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash included in the accompanying condensed consolidated statements of cash flows:

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$168,580	$144,961
Restricted cash included in other assets	3,101	1,008
	$171,681	$145,969

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

Accounts receivable as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Current portion of accounts receivable, net:
Accounts receivable, net	$48,029	$85,689
Accounts receivable, extended payment terms	77	85
	48,106	85,774
Accounts receivable, net of current portion:
Accounts receivable, extended payment terms	57	115
	$48,163	$85,889

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

As of March 31, 2022 and December 31, 2021, the Company concluded that all amounts due under extended payment terms were collectible and no reserve for credit losses was recorded. During the three months ended March 31, 2022 and 2021, the Company did not provide a reserve for credit losses and did not write off any uncollectible receivables due under extended payment terms.

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

The Company grants credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from the Company’s customers. An allowance for uncollectible accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. Due to these factors, no additional losses beyond the amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.

Significant customers are those that represent 10% or more of revenue or accounts receivable and are set forth in the following tables:

	Revenue		Accounts Receivable, Net
	Three Months Ended March 31,		As of	As of
	2022	2021	March 31, 2022	December 31, 2021
Customer A	14%	*	*	*
Customer B	10%	*	*	*
Customer C	10%	*	*	*
Customer D	*	19%	*	21%
Customer E	*	18%	*	*
Customer F	*	*	*	19%
Customer G	*	*	*	10%

*	Less than 10% of total

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

Impact of Recently Adopted Accounting Standards

In October 2021, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Codification Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, or ASU 2021-08.  Under ASU 2021-08, an acquirer must recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. Effective January 1, 2022, the Company early adopted ASU 2021-08 on a prospective basis.  The impact of adoption of this standard on the Company’s condensed consolidated financial statements was not material.

Impact of Recently Issued Accounting Standards

In February 2016, the FASB, issued ASU 2016-02, Leases (Topic 842): Amendments to FASB Accounting Standards Codification, or ASU 2016-02, which replaces the existing guidance for leases.  ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees.  In general, for lease arrangements exceeding a twelve-month term, the arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee.  Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases.  The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption.  This guidance will become effective for private companies, and emerging growth companies that choose to take advantage of the extended transition periods, for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company has begun planning for adoption by implementing a new lease accounting software and by working to establish additional changes to internal processes to comply with all requirements upon adoption.  The standard allows for, and the Company plans on using, a modified retrospective approach with comparatives under ASC 840, where entities would recognize a cumulative effect to retained earnings at the date of adoption without restating prior period balances or disclosure.  Management is continuing to assess the impact of ASU 2016-02 on the Company’s condensed consolidated financial statements and the accompanying notes thereto.

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

Other

Other than the disclosures above, there have been no changes to the significant accounting policies disclosed in Note 2 “Summary of Significant Accounting Policies” to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

3. Goodwill and Intangible Assets

Intangible assets, net consisted of intangible assets resulting from the acquisition of NetComm and purchased software to be used in the Company’s products. Intangible assets, net consisted of the following at March 31, 2022 and December 31, 2021, respectively:

	Cost	Accumulated Amortization	Net Balance
Developed Technology	$25,000	$(9,823)	$15,177
Customer Relationships	18,000	(4,950)	13,050
Trade Name	1,000	(917)	83
Purchased software	1,836	(531)	1,305
Totals as of March 31, 2022	$45,836	$(16,221)	$29,615

	Cost	Accumulated Amortization	Net Balance
Developed Technology	$25,000	$(8,930)	$16,070
Customer Relationships	18,000	(4,500)	13,500
Trade Name	1,000	(830)	170
Purchased software	1,832	(428)	1,404
Totals as of December 31, 2021	$45,832	$(14,688)	$31,144

As of March 31, 2022, amortization expense on existing intangible assets for the next five years and beyond is as follows:

Year Ending December 31,
Remainder of 2022	$4,430
2023	5,766
2024	5,662
2025	5,651
2026	3,606
Thereafter	4,500
$29,615

A summary of amortization expense recorded during the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022	2021
Product cost of revenue	$893	$893
Research and development	103	82
Selling, general and administrative	537	533
Totals	$1,533	$1,508

The Company’s goodwill is the result of its acquisition of NetComm on July 1, 2019 and represents the excess of purchase price over the estimated fair value of net assets acquired. There has been no change to the $50,177 carrying amount of goodwill since December 31, 2021.

4. Inventory

Inventory as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Raw materials	$59,467	$53,934
Finished goods:
Manufactured finished goods	24,995	29,597
Deferred inventory costs	822	1,297
	$85,284	$84,828

5. Property and Equipment

Property and equipment as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Computers and purchased software	$25,585	$25,775
Leasehold improvements	4,260	4,198
Furniture and fixtures	2,673	2,672
Machinery and equipment	36,295	37,325
Land	3,091	3,091
Building	4,765	4,765
Building improvements	7,285	7,291
Trial systems at customers’ sites	3,384	3,848
	87,338	88,965
Less: Accumulated depreciation and amortization	(64,978)	(65,457)
	$22,360	$23,508

During the three months ended March 31, 2022 and 2021, the Company transferred trial systems into inventory from property and equipment with values of $464 and $661, respectively, net of transfers of trial systems to cost of revenue. In addition, the Company transferred $662 and $23 of equipment into inventory from property and equipment during the three months ended March 31, 2022 and 2021, respectively.

Depreciation and amortization expense on property and equipment totaled $2,082 and $2,701 for the three months ended March 31, 2022 and 2021, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Accrued compensation and related taxes	$13,976	$21,751
Accrued warranty	2,262	2,392
Inventory-related accruals	3,660	8,391
Other accrued expenses	7,609	8,848
	$27,507	$41,382

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

A summary of changes in the amount reserved for warranty costs for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022	2021
Warranty reserve at beginning of period	$2,392	$2,354
Provisions	387	866
Charges	(517)	(757)
Warranty reserve at end of period	$2,262	$2,463

7. Fair Value Measurements

The following tables present information about the fair value of the Company’s financial assets and liabilities as of March 31, 2022 and December 31, 2021 and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit—restricted cash	$—	$1,001	$—	$1,001
Money market mutual funds	135,084	—	—	135,084
	$135,084	$1,001	$—	$136,085
Liabilities:
Stock Appreciation Rights ("SARs")	$—	$—	$255	$255
	$—	$—	$255	$255

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit—restricted cash	$—	$1,001	$—	$1,001
Money market mutual funds	93,792	—	—	93,792
Foreign currency forward contract	$—	5	—	5
	$93,792	$1,006	$—	$94,798
Liabilities:
SARs	$—	$—	$358	$358
	$—	$—	$358	$358

During the three months ended March 31, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.

There were no changes to the valuation techniques used to measure asset and liability fair values on a recurring basis during the three months ended March 31, 2022 from those included in the Company’s consolidated financial statements for the year ended December 31, 2021. The following table provides a summary of changes in the fair values of the Company’s SARs liability, for which fair value is determined by Level 3 inputs:

	Three Months Ended March 31,
	2022	2021
Fair value at beginning of period	$358	$493
Change in fair value	(103)	347
Exercises	—	(135)
Fair value at end of period	$255	$705

8. Income Taxes

The Company’s effective income tax rate was (46.6)% and 28.8% for the three months ended March 31, 2022 and 2021, respectively. The provision for income taxes was $10,352 and $2,326 for the three months ended March 31, 2022 and 2021, respectively. The change in the provision for income taxes was primarily due to a new requirement to capitalize and amortize all research and experimentation expenditures for U.S. tax purposes, which became effective under the Tax Cuts and Jobs Act (“TCJA”) as of January 1, 2022.  This new requirement results in significant forecasted U.S. income tax for the year and the corresponding deferred tax asset created is offset by a full valuation allowance.  The change in the provision for income taxes was also impacted by changes in the jurisdictional mix of earnings period over period.

9. Debt

Term Loan and Revolving Credit Facilities

On December 20, 2016, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, various lenders and JPMorgan Chase Bank, N.A. and Barclays Bank PLC providing for (i) a term loan facility of $300,000 (the “Term Loan”) and (ii) a revolving credit facility of up to $25,000 in revolving credit loans and letters of credit, which matured on December 20, 2021.

Current and non-current debt obligations reflected in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
	2022	2021
Current liabilities:
Term loan	$3,000	$3,000
Current portion of principal payment obligations	3,000	3,000
Unamortized debt issuance costs, current portion	(1,073)	(1,076)
Current portion of long-term debt, net of unamortized debt issuance costs	$1,927	$1,924
Non-current liabilities:
Term loan	$274,475	$275,225
Unamortized debt issuance costs, non-current portion	(765)	(1,032)
Long-term debt, net of current portion and unamortized debt issuance costs	$273,710	$274,193

As of March 31, 2022, aggregate minimum future principal payments of the Company’s debt are summarized as follows:

Year Ending December 31,
Remainder of 2022	$2,250
2023	275,225
Thereafter	—
$277,475

As of March 31, 2022 and December 31, 2021, $277,475 and $278,225 in principal amount, respectively, were outstanding under the Term Loan.

Borrowings under the Term Loan bear interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at the Company’s option, a base rate (defined as the highest of (x) the JPMorgan Chase, N.A. prime rate, (y) the federal funds effective rate, plus one-half percent (0.50%) per annum and (z) a one-month Eurodollar rate plus 1.00% per annum) plus an applicable margin. The applicable margin for borrowings under the Term Loan is 4.00% per annum for Eurodollar rate loans (subject to a 1.00% per annum interest rate floor) and 3.00% per annum for base rate loans. The interest rate payable under the Term Loan is subject to an increase of 2.00% per annum during the continuance of any payment default.

For Eurodollar rate loans, the Company may select interest periods of one, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. The Company has the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at its option, subject, in the case of Eurodollar rate loans, to breakage costs if the conversion is effected prior to the end of the applicable interest period. As of March 31, 2022 and December 31, 2021, the interest rate on the Term Loans was 5.00% per annum, which was based on one-month Eurodollar rates, at the applicable floor of 1.00% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans.

Upon entering into the Term Loan, the Company incurred debt issuance costs of $7,811, which were initially recorded as a reduction of the debt liability and are amortized to interest expense using the effective interest method from the issuance date of the Term Loan until the maturity date. The Company made principal payments of $750 during each of the three months ended March 31, 2022 and 2021 under the Term Loan. Interest expense for the Term Loan, including the amortization of debt issuance costs, totaled $3,777 and $3,869 for the three months ended March 31, 2022 and 2021, respectively.

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

In addition, the Company is required to make mandatory prepayments under the Term Loan with respect to (i) 100% of the net cash proceeds from certain asset dispositions (including casualty and condemnation events) by the Company or certain of its subsidiaries, subject to certain exceptions and reinvestment provisions, (ii) 100% of the net cash proceeds from the issuance or incurrence of any additional debt by the Company or certain of its subsidiaries, subject to certain exceptions, and (iii) 50% of the Company’s excess cash flow, as defined in the credit agreement, subject to reduction upon its achievement of specified performance targets.

The Term Loan is secured by, among other things, a first priority security interest, subject to permitted liens, in substantially all of the Company’s assets and all of the assets of certain of its subsidiaries and a pledge of certain of the stock of certain of its subsidiaries, in each case subject to specified exceptions. The Term Loan contains customary affirmative and negative covenants, including certain restrictions, such as the Company’s ability to pay dividends, certain of which are based upon the Company’s total net leverage ratio. The Company was in compliance with all covenants as of March 31, 2022 and December 31, 2021.

10. Stockholders’ Equity

Stock Repurchase Program

On February 21, 2019, the Company announced a stock repurchase program authorizing it to repurchase up to $75,000 of the Company’s common stock. The Company repurchased 205 shares, at a cost of $1,192, including commissions, during the three months ended March 31, 2022. There were no repurchases made during the three months ended March 31, 2021.  As of March 31, 2022, $60,234 remained authorized for repurchases of the Company’s common stock under the stock repurchase program. The stock repurchase program has no expiration date and does not require the Company to purchase a minimum number of shares, and the Company may suspend, modify or discontinue the stock repurchase program at any time without prior notice.

11. Stock-based Compensation

2017 Stock Incentive Plan

The Company’s 2017 Stock Incentive Plan (the “2017 Plan”) provides for the Company to sell or issue common stock or restricted common stock, or to grant qualified incentive stock options, nonqualified stock options, SARs, performance-based restricted stock units (“PSUs”), RSUs or other stock-based awards to the Company’s employees, officers, directors, advisors and outside consultants. The total number of shares authorized for issuance under the 2017 Plan was 19,842 shares as of March 31, 2022, of which 9,650 shares remained available for future grant.

Stock Options

A summary of stock option activity for the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at January 1, 2022	5,919	$8.82	4.36	$4,205
Granted	576	4.31
Exercised	(33)	2.36
Forfeited	(68)	9.35
Outstanding at March 31, 2022	6,394	$8.44	4.60	$1,708
Options exercisable at March 31, 2022	5,586	$8.94	3.89	$1,557
Vested or expected to vest at March 31, 2022	6,324	$8.48	4.54	$1,695

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.7%–2.0%	0.4%
Expected term (in years)	6.1	6.1
Expected volatility	38.5%–38.7%	38.2%
Expected dividend yield	0.0%	0.0%

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2022 and 2021 was $1.72 and $3.42 per share, respectively. Cash proceeds received upon the exercise of options were $79 and $574 during the three months ended March 31, 2022 and 2021, respectively. The intrinsic value of stock options exercised during the three months ended March 31, 2022 and 2021 was $76 and $805, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Restricted Stock Units

A summary of RSU activity for the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2022	4,309	$6.34
Granted	24	4.18
Vested	(922)	6.58	$4,339
Forfeited	(54)	6.68
Unvested balance at March 31, 2022	3,357	$6.26

The Company withheld 318 and 593 shares of common stock in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs during the three months ended March 31, 2022 and 2021, respectively.

Performance-Based Stock Units

During the three months ended March 31, 2021, the Company granted PSUs to certain employees that vest over a three-year period based on the achievement of performance goals and continued performance of services.  The performance goals consist solely of market-based vesting conditions, determined by the Company’s level of achievement of pre-established parameters relating to the performance of the Company’s stock price as set by the Board of Directors. Vesting may occur at any time during the three-year period.

Compensation expense is based on the estimated value of the awards on the grant date, and is recognized over the period from the grant date through the expected vest dates of each vesting condition, both of which were estimated based on a Monte Carlo simulation model applying the following key assumptions:

Three Months Ended March 31,
2021
Risk-free interest rate	0.2%
Volatility	78.6%
Dividend yield	0.0%
Cost of equity	12.0%

There were no grants, vestings or forfeitures of PSUs during the three months ended March 31, 2022. 442 PSUs were unvested as of March 31, 2022 and January 1, 2022, with a weighted-average grant date fair value of $7.89.

Stock Appreciation Rights

Over time, the Company has granted SARs that allow the holder the right, upon exercise, to receive in cash the amount of the difference between the fair value of the Company’s common stock at the date of exercise and the price of the underlying common stock at the date of grant of each SAR. The SARs vested over a four-year period from the date of grant and expire ten years from the date of grant. No SARs were granted or exercised during the three months ended March 31, 2022. As of March 31, 2022, 200 outstanding and fully vested SARs were exercisable with a weighted-average fair value of $1.27 per SAR. The fair value of the SAR liability as of March 31, 2022 and December 31, 2021 was $255 and $358, respectively (see Note 7), and was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options, RSUs, SARs and PSUs for the three months ended March 31, 2022 and 2021 was classified in the condensed consolidated statements of operations and comprehensive (loss) income as follows:

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$35	$33
Research and development expenses	595	871
Selling, general and administrative expenses	1,998	2,549
Total stock-based compensation	$2,628	$3,453

The Company recognized stock-based compensation expense for the three months ended March 31, 2022 and 2021 in the condensed consolidated balance sheet as follows:

	Three Months Ended March 31,
	2022	2021
Change in fair value of SAR Liability	$(103)	$348
Recognized as additional paid-in capital	2,731	3,105
Total stock-based compensation	$2,628	$3,453

As of March 31, 2022, there was $19,642 of unrecognized compensation cost related to outstanding stock options, RSUs, SARs and PSUs, which is expected to be recognized over a weighted-average period of 2.51 years.

12. Net (Loss) Income per Share

Basic and diluted net (loss) income per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net (loss) income attributable to common stockholders, basic and diluted	$(32,584)	$5,749
Denominator:
Weighted-average shares used to compute net (loss) income per share attributable to common stockholders, basic	84,583	84,242
Dilutive effect of stock options	—	1,978
Dilutive effect of restricted stock units	—	2,348
Weighted-average shares used to compute net (loss) income per share attributable to common stockholders, diluted	84,583	88,568
Net (loss) income per share attributable to common stockholders:
Basic	$(0.39)	$0.07
Diluted	$(0.39)	$0.06

The following potential common shares were excluded from the computation of diluted net (loss) income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	6,394	2,382
Unvested restricted stock units	3,357	1,221
Unvested performance-based stock units	442	—

13. Revenue from Contracts with Customers

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

	Three Months Ended March 31,
	2022	2021
North America:
U.S.	$13,535	$36,912
Canada	15,759	26,238
Total North America	29,294	63,150
Europe, Middle East and Africa:	6,280	6,353
Asia-Pacific:
Australia	16,518	23,398
Other	8,180	6,801
Total Asia-Pacific	24,698	30,199
Latin America	4,127	4,575
Total revenue(1)	$64,399	$104,277

(1)	Other than the U.S., Canada and Australia, no individual countries represented 10% or more of the Company’s total revenue for any of the periods presented.

The Company also disaggregates its revenue based on product line summarized as follows:

	Three Months Ended March 31,
	2022	2021
Product revenue:
Wireless	$21,056	$39,688
Fixed telco	11,715	14,885
Cable	19,774	39,225
Total product revenue	52,545	93,798
Service revenue:
Wireless	1,475	591
Fixed telco	1,524	1,606
Cable	8,855	8,282
Total service revenue	11,854	10,479
Total revenue	$64,399	$104,277

Costs to Obtain or Fulfill a Contract

As of March 31, 2022 and December 31, 2021, the Company had short-term capitalized contract costs of $124 and $90, respectively, which are included in prepaid expenses and other current assets and had long-term capitalized contract costs of $64 and $58, respectively, which are included in other assets in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2022 and 2021, amortization expense associated with capitalized contract costs was $29 and $23, respectively, which was recorded to selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

Contract Balances

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue when the Company satisfies its performance obligations, consistent with the above methodology. For the three months ended March 31, 2022, the Company recognized $5,636 of revenue that was included in deferred revenue as of December 31, 2021.  For the three months ended March 31, 2021, the Company recognized $7,010 of revenue that was included in deferred revenue as of December 31, 2020.

The Company receives payments from customers based upon contractual billing terms. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. As of March 31, 2022 and December 31, 2021, the Company included contract assets of $409 and $95, respectively.

Transaction price allocated to the remaining performance obligations

As of March 31, 2022, the aggregate remaining amount of revenue expected to be recognized related to unsatisfied or partially unsatisfied performance obligations was $25,613, which consists of deferred revenue. The Company expects approximately 75% of this amount to be recognized in the next twelve months with the remaining amount to be recognized over the next two to five years.

Other Revenue Recognition Policies

The Company’s customary payment terms are generally 90 days or less. If the Company provides extended payment terms that represent a significant financing component, the Company adjusts the amount of promised consideration for the time value of money using an appropriate discount rate and recognizes interest income separate from the revenue recognized on contracts with customers. During the three months ended March 31, 2022 and 2021, the Company recorded interest income of $5 and $6, respectively, which was recorded in the condensed consolidated statements of operations and comprehensive (loss) income.

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

The Company’s property and equipment, net by location was as follows:

	March 31, 2022	December 31, 2021
U.S.	$16,473	$17,089
China	2,907	3,118
Australia	1,762	2,027
Other	1,218	1,274
Total property and equipment, net	$22,360	$23,508

15. Related Parties

Employment of Rongke Xie

Rongke Xie, who serves as General Manager of Guangzhou Casa Communication Technology LTD (“Casa China”), a subsidiary of the Company, is the sister of Lucy Xie, the Company’s Senior Vice President of Operations and a member of the Company’s board of directors. Casa China paid Rongke Xie $37 and $33 in total compensation during the three months ended March 31, 2022 and 2021, respectively, for her services as an employee.

To date, the Company has granted to Rongke Xie 116 RSUs which vest over four annual periods. The grant-date fair value of the awards totaled $500, which is recorded as stock-based compensation expense over the vesting period of the awards. During the three months ended March 31, 2022 and 2021, the Company recognized selling, general and administrative expenses of $31 and $25 related to these awards.

16. Commitments and Contingencies

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

As of March 31, 2022 and December 31, 2021, the Company had not experienced any material losses related to these indemnification obligations and no material claims were outstanding where a contingent loss was considered to be probable or reasonably estimable. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities were recorded in its condensed consolidated financial statements.

Litigation

The complete response to this section regarding legal proceedings is incorporated by reference herein to Part II Item I in this 10-Q.

17. Subsequent Events

Securities Purchase Agreement with Verizon Ventures LLC

On April 18, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with Verizon Ventures LLC providing for the private placement of an aggregate of 9,323 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, at a price of $4.24 per share, for an aggregate purchase price of approximately $39,530.  The Company is required to prepare and file a resale registration statement with the Securities and Exchange Commission (the “SEC”) within 45 days of the closing of the SPA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors.” For discussion comparing the period ended March 31, 2021 and March 31, 2020, please refer to our Quarterly Report on form 10-Q, filed with the SEC on April 30, 2021.

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

COVID-19 Pandemic

The ongoing COVID-19 pandemic presents various risks to us, which could continue to have a material effect upon the estimates and judgments relied upon by management in preparing these condensed consolidated financial statements. While we remain fully operational, during the three months ended March 31, 2022, the effects of the COVID-19 pandemic on the global supply chain had a significant adverse effect on our financial results.  In particular, certain of our products utilize components whose availability was significantly exceeded by global demand.  As a result, during the three months ended March 31, 2022, we continued to see shortages of supply that resulted in our inability to fulfill certain customer orders within normal lead times.  This adversely impacted our revenue and operating results for the three months ended March 31, 2022. Additionally, shipping bottlenecks and delays further negatively affected our ability to timely fulfill customer orders, thereby delaying our ability to consummate sales and recognize revenue.  We have also seen, in some cases, significant increases in shipping costs.  While we continue to work with our supply chain, contract manufacturers, logistics partners and customers to minimize the extent of such impacts, we expect the effects of global supply chain issues to continue and cannot predict when such effects will subside.  This may prevent us from being able to fulfill our customers’ orders in a timely manner or at all, which could lead to one or more of our customers cancelling their orders.  At this time, we are neither able to estimate the extent of these impacts nor predict whether our efforts to minimize or contain them will be successful. We intend to continue to monitor our business very closely for any effects of COVID-19 for as long as necessary.

For the three months ended March 31, 2021, we were able to benefit from the CARES Act that was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s Social Security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP).  For the three months ended March 31, 2021, we recognized a reduction to cost of goods sold of $0.3 million and a reduction in operating expenses of $2.1 million, in connection with a payroll tax credit under the CARES Act.  We will continue to evaluate the impact of the CARES Act on our financial position, results of operations, and cash flows.

Due to the above circumstances and as described generally in this Quarterly Report on Form 10-Q, our results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected in future periods. Management cannot predict the full impact of the ongoing COVID-19 pandemic on our sales channels, supply chain, manufacturing and distribution, or on economic conditions generally, including the effects on our current and potential customers, who may temporarily accelerate or curtail spending on investments in current and/or new technologies, delay new equipment evaluations and trials and possibly delay payments based on liquidity concerns, all of which could have a material impact on our business in the future. Similarly, our supply chain and our contract manufacturers could continue to be affected, which could cause further disruptions to our ability to meet customer demand or delivery schedules. For the three months ended March 31, 2022, we did see certain delays in our supply chain that adversely impacted delivery schedules to our customers. If COVID-19 were to have such effects in the future, there would likely be a material adverse impact on our financial results, liquidity and capital resource needs. This uncertainty makes it challenging for management to estimate the future performance of our business, particularly in the near to medium term and the impact of COVID-19 could have a material adverse impact on our results of operations in the near to medium term.

Results of Operations

The following tables set forth our consolidated results of operations in dollar amounts and as percentages of total revenue for the periods shown:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue:
Product	$52,545	$93,798
Service	11,854	10,479
Total revenue	64,399	104,277
Cost of revenue(1):
Product	36,228	47,026
Service	1,492	1,211
Total cost of revenue	37,720	48,237
Gross profit	26,679	56,040
Operating expenses:
Research and development(1)	22,673	21,606
Selling, general and administrative(1)	22,329	21,880
Total operating expenses	45,002	43,486
(Loss) income from operations	(18,323)	12,554
Other income (expense), net	(3,909)	(4,479)
(Loss) income before provision for income taxes	(22,232)	8,075
Provision for income taxes	10,352	2,326
Net (loss) income	$(32,584)	$5,749

(1)	Includes stock-based compensation expense related to stock options; SARs; RSUs; and PSUs, granted to employees, directors and non-employee consultants as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$35	$33
Research and development expense	595	871
Selling, general and administrative expense	1,998	2,549
Total stock-based compensation expense	$2,628	$3,453

	Three Months Ended March 31,
	2022	2021
	(as a percentage of total revenue)
Revenue:
Product	81.6%	90.0%
Service	18.4	10.0
Total revenue	100.0	100.0
Cost of revenue:
Product	56.3	45.1
Service	2.3	1.2
Total cost of revenue	58.6	46.3
Gross profit	41.4	53.7
Operating expenses:
Research and development	35.2	20.7
Selling, general and administrative	34.7	21.0
Total operating expenses	69.9	41.7
(Loss) income from operations	(28.5)	12.0
Other income (expense), net	(6.1)	(4.3)
(Loss) income before provision for income taxes	(34.5)	7.7
Provision for income taxes	16.1	2.2
Net (loss) income	(50.6)%	5.5%

Percentages in the table above are based on actual values. As a result, some totals may not sum due to rounding.

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

	Three Months Ended March 31,
	2022		2021		Change
	Amount	% of Total	Amount	% of Total	Amount	%
	(dollars in thousands)
Revenue:
Product	$52,545	81.6%	$93,798	90.0%	$(41,253)	(44.0)%
Service	11,854	18.4%	10,479	10.0%	1,375	13.1%
Total revenue	$64,399	100.0%	$104,277	100.0%	$(39,878)	(38.2)%
Revenue by geographic region:
North America	$29,294	45.5%	$63,150	60.6%	$(33,856)	(53.6)%
Europe, Middle East and Africa	6,280	9.8%	6,353	6.1%	(73)	(1.1)%
Asia-Pacific	24,698	38.4%	30,199	29.0%	(5,501)	(18.2)%
Latin America	4,127	6.3%	4,575	4.3%	(448)	(9.8)%
Total revenue	$64,399	100.0%	$104,277	100.0%	$(39,878)	(38.2)%

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Product revenue:
Wireless	$21,056	$39,688	$(18,632)	(46.9)%
Fixed telco	11,715	14,885	(3,170)	(21.3)%
Cable	19,774	39,225	(19,451)	(49.6)%
Total product revenue	52,545	93,798	(41,253)	(44.0)%
Service revenue:
Wireless	1,475	591	884	149.6%
Fixed telco	1,524	1,606	(82)	(5.1)%
Cable	8,855	8,282	573	6.9%
Total service revenue	11,854	10,479	1,375	13.1%
Total revenue	$64,399	$104,277	$(39,878)	(38.2)%

Product revenues during the three months ended March 31, 2022 were adversely affected by supply chain delays across all of our markets. Wireless and cable revenues also decreased significantly due to decreased revenues from certain Tier 1 customers in the period, as well as timing of certain orders.

The increase in service revenue was primarily due to increased support renewals in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$36,228	$47,026	$(10,798)	(23.0)%
Service	1,492	1,211	281	23.2%
Total cost of revenue	$37,720	$48,237	$(10,517)	(21.8)%

	Three Months Ended March 31,
	2022		2021		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin (bps)
	(dollars in thousands)
Gross profit:
Product	$16,317	31.1%	$46,772	49.9%	$(30,455)	(1,880)
Service	10,362	87.4%	9,268	88.4%	1,094	(100)
Total gross profit	$26,679	41.4%	$56,040	53.7%	$(29,361)	(1,230)

The increase in cost of product revenue and the decrease in gross margin was due to product mix, with a lower proportion of higher margin software product revenue in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Cost of service revenue and service gross margin remained relatively consistent period over period.

Research and Development

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Research and development	$22,673	$21,606	$1,067	4.9%
Percentage of revenue	35.2%	20.7%

The increase in research and development expense was primarily due to a $1.8 million increase in personnel costs, driven by the impact of a reduction in payroll taxes due to a CARES Act credit of $1.3 million during the three months ended March 31, 2021, which did not repeat in 2022, increased salaries and bonus of $0.8 million due to increased headcount and annual salary increases in 2022, net of decreased stock-based compensation of $0.3 million. Partially offsetting this increase was a decrease in purchases of research and development materials of $0.5 million and a decrease in depreciation of $0.3 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Selling, General and Administrative

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Selling, general and administrative	$22,329	$21,880	$449	2.1%
Percentage of revenue	34.7%	21.0%

The increase in selling, general and administrative expense was primarily due to an increase in personnel costs of $0.8 million, driven by the impact of a reduction in payroll taxes due to a CARES Act credit of $0.7 million during the three months ended March 31, 2021, which did not repeat in 2022, an increase of $0.2 million in travel expenses and increased commissions expense of $0.5 million, net of a decrease of $0.6 million in stock-based compensation expense. Trade show expense also increased $0.5 million during the three months ended March 31, 2022.  These increases were partially offset by decreased depreciation expense of $0.2 million, decreased other taxes of $0.2 million and decreased professional fees of $0.3 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Other income (expense), net	$(3,909)	$(4,479)	$570	(12.7)%
Percentage of revenue	(6.1)%	(4.3)%

The change in other income (expense), net was primarily due to a $0.5 million decrease in foreign exchange losses attributable to fluctuations in the Australian dollar and the China Renminbi exchange rates. Interest expense also decreased $0.1 million due to lower overall debt balances in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Provision for income taxes	$10,352	$2,326	$8,026	345.1%

The enactment of the Tax Cuts and Jobs Act in December 2017, requires companies to capitalize all of their research and development costs incurred in tax years beginning after 2021. As a result, research and development costs can no longer be expensed as incurred for tax purposes, and must be capitalized and amortized, 5 years for domestic research and 15 years for international. The change in provision for income taxes for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily due to the change in tax law, which results in significant forecasted U.S. income tax for the year and a significant corresponding increase in deferred tax assets, which is offset by a full valuation allowance. The change in the provision for income taxes was also impacted by changes in the jurisdictional mix of earnings period over period.

Liquidity and Capital Resources

Our principal sources of liquidity have been and continue to be our cash and cash equivalents and cash flows from operations. The following tables set forth our cash and cash equivalents and working capital as of March 31, 2022 and December 31, 2021 and our cash flows for the three months ended March 31, 2022 and 2021:

	March 31, 2022	December 31, 2021
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$168,580	$154,703
Working capital	236,725	264,157

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Consolidated Cash Flow Data:
Net cash provided by (used in) operating activities	$18,097	$(5,155)
Net cash used in investing activities	(966)	(2,252)
Net cash used in financing activities	(3,354)	(4,819)

As of March 31, 2022, we had cash, cash equivalents and restricted cash of $171.7 million and net accounts receivable of $48.2 million.

Cash Flows

Operating Activities

Our primary source of cash from operating activities has been cash collections from our customers. We expect cash flows from operating activities to be affected by changes in sales volumes and timing of collections, and by purchases and shipments of inventory. Our primary uses of cash from operating activities have been for personnel costs and investment in our selling, general and administrative departments and research and development. Future cash outflows from operating activities may increase as a result of further investment in research and development and selling, general and administrative requirements, as well as increases in personnel costs as we continue to grow our business by enhancing our existing products and introducing new products.

During the three months ended March 31, 2022, cash provided by operating activities was $18.1 million, primarily resulting from net cash provided by changes in our operating assets and liabilities of $43.8 million and net non-cash adjustments of $6.8 million, partially offset by our net loss of $32.6 million. Net cash provided by changes in our operating assets and liabilities during the three months ended March 31, 2022 was primarily due to a $37.5 million decrease in accounts receivable due to collections during the period; a $21.3 million decrease in prepaid income taxes; a $9.0 million increase in accrued income taxes; and a $4.1 million increase in deferred revenue due to the timing of revenue recognition. These sources of cash were partially offset by a $13.7 million decrease in accounts payable due to timing of vendor payments; a $13.7 million decrease in accrued expenses due to the timing of certain accrual payments; a $0.5 million increase in inventory; and a $0.2 million increase in prepaid expenses and other assets.

Investing Activities

Our investing activities have consisted primarily of expenditures for lab and computer equipment and software to support the development of new products. In addition, our investing activities include expansion of and improvements to our facilities. As our business expands, we expect that we will continue to invest in these areas.

Net cash used in investing activities during the three months ended March 31, 2022 was $1.0 million, consisting of purchases of property and equipment and software licenses.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2022 was $3.4 million, consisting primarily of employee taxes paid related to net share settlement of equity awards of $1.5 million, primarily due to certain RSUs that vested during the three months ended March 31, 2022; repurchases of treasury stock of $1.2 million; and debt principal repayments of $0.8 million. These payments were partially offset by proceeds from the exercise of stock options of $0.1 million.

Term Loan and Revolving Credit Facilities

On December 20, 2016, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, various lenders and JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as joint lead arrangers and joint bookrunners, providing for:

•	a term loan facility (“Term Loan”) of $300.0 million; and
•	a revolving credit facility of up to $25.0 million in revolving credit loans and letters of credit.

As of March 31, 2022 and December 31, 2021, we had borrowings of $277.5 million and $278.2 million, respectively, outstanding under the Term Loan. On December 20, 2021, the revolving credit facility matured.

Borrowings under the Term Loan bear interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at our option, a base rate (defined as the highest of (x) the JPMorgan Chase, N.A. prime rate, (y) the federal funds effective rate, plus one-half percent (0.50%) per annum and (z) a one-month Eurodollar rate plus 1.00% per annum) plus an applicable margin. The applicable margin for borrowings under the Term Loan is 4.00% per annum for Eurodollar rate loans (subject to a 1.00% per annum interest rate floor) and 3.00% per annum for base rate loans. The interest rates payable under the facilities are subject to an increase of 2.00% per annum during the continuance of any payment default.

For Eurodollar rate loans, we may select interest periods of one, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. We have the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at our option, subject, in the case of Eurodollar rate loans, to breakage costs if the conversion is effected prior to the end of the applicable interest period. As of March 31, 2022 and December 31, 2021, the interest rate on the Term Loan was 5.00% per annum, which was based on a one-month Eurodollar rate, at the applicable floor of 1.00% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans.

The Term Loan matures on December 20, 2023 is subject to amortization in equal quarterly installments, which commenced on March 31, 2017, of principal in an annual aggregate amount equal to 1.0% of the original principal amount of the term loans of $300.0 million, with the remaining outstanding balance payable at the date of maturity.

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

The Term Loan is secured by, among other things, a first priority security interest, subject to permitted liens, in substantially all of our assets and all of the assets of certain of our subsidiaries and a pledge of certain of the stock of certain of our subsidiaries, in each case subject to specified exceptions. The Term Loan contains customary affirmative and negative covenants, including certain restrictions, such as our ability to pay dividends, certain of which are based upon our total net leverage ratio. As of March 31, 2022 and December 31, 2021, we were in compliance with all applicable covenants of the Term Loan.

Tax Cuts and Jobs Act

Of our total cash and cash equivalents of $171.7 million as of March 31, 2022, $107.8 million was held by our foreign subsidiaries. The TCJA established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. As of March 31, 2022, we had $29.7 million of undistributed earnings in China that are not indefinitely reinvested. The remaining unremitted earnings of our foreign subsidiaries are either indefinitely reinvested or could be remitted with an immaterial tax cost.

The TCJA included a provision requiring companies to capitalize all of their research and development costs incurred in tax years beginning after 2021. As a result, research and development costs can no longer be expensed as incurred for tax purposes, and must be capitalized and amortized, 5 years for domestic research and 15 years for international. While it is possible that Congress may retroactively defer, modify or repeal the law change, any such actions would be accounted for in the period of enactment. Absent such Congressional action, this change in tax law will result in significant cash tax payments and have a material adverse effect on our liquidity.

Securities Purchase Agreement with Verizon Ventures LLC

On April 18, 2022, we entered into a Securities Purchase Agreement (the “SPA”) with Verizon Ventures LLC providing for the private placement of an aggregate of 9.3 million shares (the “Shares”) of our common stock, par value $0.001 per share, at a price of $4.24 per share, for an aggregate purchase price of approximately $39.5 million.

We are required to prepare and file a resale registration statement with the Securities and Exchange Commission (the “SEC”) within 45 days of the closing of the SPA, and intend to use the net proceeds from the private placement for general corporate purposes.

Stock Repurchase Program

On February 21, 2019, we announced a stock repurchase program under which we were authorized to repurchase up to $75.0 million of our common stock. During the three months ended March 31, 2022, we repurchased approximately 0.2 million shares for a total cost of approximately $1.2 million. During the three months ended March 31, 2021 we did not repurchase any shares. As of March 31, 2022, approximately $60.2 million remained authorized for repurchases of our common stock under the stock repurchase program. The stock repurchase program has no expiration date and does not require us to purchase a minimum number of shares, and we may suspend, modify or discontinue the stock repurchase program at any time without prior notice.

We believe our existing cash and cash equivalents and anticipated cash flows from future operations will be sufficient to meet our working capital and capital expenditure needs and debt service obligations for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, purchases of capital equipment to support our growth, the expansion of sales and marketing activities, expansion of our business through acquisitions or our investments in complementary products, technologies or businesses, the use of working capital to purchase additional inventory, the timing of new product introductions, market acceptance of our products and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In the event additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Contractual Obligations and Commitments

Our material contractual obligations include our term loan, operating leases and purchase agreements with our contract manufacturers and suppliers.  There have been no material changes to our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Other than our adoption of ASU 2021-08, as described in Note 2 of the above notes to the condensed consolidated financial statements, there have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

There have been no material changes to our market risks related to foreign currency exchange, interest rate sensitivity and inflation as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

On August 9, 2019, Donald Hook filed a putative shareholder class action lawsuit in the Supreme Court of the State of New York, County of New York, Donald Hook, et al., v. Casa Systems, Inc. et al., Index No. 654548/2019, against the same defendants named in the Shen and Baig matters. The complaint, as later amended on November 22, 2019, purports to be brought on behalf of all purchasers of our common stock in and/or traceable to our IPO and generally alleges that (i) each of the defendants violated Section 11 and/or Section 12(a)(2) of the Securities Act because documents related to our IPO including our registration statement and prospectus were materially misleading by containing untrue statements of material fact and/or omitting to state material facts necessary to make such statements not misleading and (ii) the individual defendants and Summit Partners acted as controlling persons within the meaning and in violation of Section 15 of the Securities Act. Plaintiff sought, among other things, compensatory damages, costs and expenses, including counsel and expert fees, rescission or a rescissory measure of damages, disgorgement, and equitable and injunctive relief. On August 30, 2021, the court granted motions to dismiss filed by the defendants.  On September 30, 2021, plaintiff filed notice of appeal. By letter dated April 11, 2022, plaintiff voluntarily withdrew its unperfected appeal.

On August 13, 2019, Panther Partners, Inc. filed a putative shareholder class action lawsuit in the Supreme Court of the State of New York, New York County, Panther Partners, Inc., et al., v. Jerry Guo et al., Index No 654585/2019, against us, certain of our current and former executive officers and directors, and the underwriters from our April 30, 2018 follow-on offering of common stock, which we refer to as our “Follow-on Offering.” The complaint, as later amended on November 22, 2019, purports to be brought on behalf of all purchasers of our common stock in our Follow-on Offering and generally alleges that (i) each of the defendants, other than Abraham Pucheril, violated Section 11 of the Securities Act, and each of the defendants violated Section 12(a)(2) of the Securities Act, because documents related to our Follow-on Offering, including our registration statement and prospectus, were materially misleading by containing untrue statements of material fact and/or omitting to state material facts necessary to make such statements not misleading and (ii) the individual defendants acted as controlling persons within the meaning and in violation of Section 15 of the Securities Act. Plaintiff sought, among other things, compensatory damages, costs and expenses, including counsel and expert fees, rescission or a rescissory measure of damages, and equitable and injunctive relief. On October 4, 2021, the court granted motions to dismiss filed by the defendants.  By letter dated April 8, 2022, plaintiff voluntarily withdrew its unperfected appeal.

No amounts have been accrued for any of the putative class action lawsuits referenced above as of March 31, 2022, as we do not believe the likelihood of a material loss is probable.  Although the ultimate outcome of these matters cannot be predicted with certainty, the resolution of any of these matters could have a material impact on our results of operations in the period in which such matter is resolved.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or the 2021 10-K, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in the 2021 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On December 14, 2017, the Securities and Exchange Commission, or the SEC, declared our registration statement on Form S-1 (File No. 333-221658) for our initial public offering, or IPO, effective. The net offering proceeds to us from the IPO, after deducting underwriting discounts of $6.3 million and offering expenses payable by us totaling $4.1 million, were approximately $79.3 million. No offering discounts, commissions or expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on December 15, 2017 pursuant to Rule 424(b)(4). As of March 31, 2022, we had not used any of the net offering proceeds and we have invested the proceeds into an investment portfolio with the primary objective of preserving principal and providing liquidity without significantly increasing risk.

Stock Repurchase Program

The following table sets forth information with respect to repurchases of shares of our common stock during the three-month period ended March 31, 2022:

Casa Systems, Inc. Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)		(In thousands)	(In thousands)
January 1 - January 31, 2022	205	$5.82	205	$60,234
February 1 - February 28, 2022	—	$—	—	$60,234
March 1 - March 31, 2022	—	$—	—	$60,234

(1)	The calculation of average price included above excludes the cost of commissions.

(2)

On February 21, 2019, we announced that our board of directors authorized the repurchase of up to $75.0 million of our common stock under a stock repurchase program. From inception through March 31, 2022, we repurchased approximately 3.6 million shares under the program. The stock repurchase program has no expiration date and does not require us to purchase a minimum number of shares. We may suspend, modify or discontinue the stock repurchase program at any time without prior notice.

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

10.1

Offer Letter, dated March 2, 2022, by and between the Registrant and Ed Durkin (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38324) filed on March 24, 2022)

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

CASA SYSTEMS, INC.

Date: May 4, 2022	By:	/s/ Jerry Guo
Jerry Guo
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 4, 2022	By:	/s/ Edward Durkin
Edward Durkin
Chief Financial Officer (Principal Financial Officer)