Form 10-Q
period 2022-06-30
Casa Systems Inc
filed 2022-08-04
CIK 1333835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 22, 2022, the registrant had 94,412,431 shares of common stock, $0.001 par value per share, outstanding.

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
•
changes in the rate of communications service providers’ or CSPs, deployment of, and investment in, ultra-broadband network capabilities;
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
•
stock-based compensation expense;

•
our overall effective tax rate, including impacts caused by the relative proportion of foreign to United States, or U.S. income, the amount and timing of certain employee stock-based compensation transactions, changes in the valuation of our deferred tax assets and any new legislation or regulatory developments;
•
increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates;
•
increases or decreases in our expenses caused by fluctuations in interest rates;
•
the costs and possible outcomes of any contingent liabilities, as well as legal actions or proceedings against us, including those described under “Part II, Item 1—Legal Proceedings”;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$195,832	$154,703
Accounts receivable, net of provision for doubtful accounts of $269 and $117 as of June 30, 2022 and December 31, 2021, respectively(1)	67,767	85,774
Inventory	78,300	84,828
Prepaid expenses and other current assets	4,681	5,746
Prepaid income taxes	2,510	23,963
Total current assets	349,090	355,014
Property and equipment, net	21,235	23,508
Accounts receivable, net of current portion	57	115
Deferred tax assets	9	101
Goodwill	50,177	50,177
Intangible assets, net	28,556	31,144
Other assets	8,459	8,648
Total assets	$457,583	$468,707
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,946	$28,087
Accrued expenses and other current liabilities	29,651	41,382
Accrued income taxes	8,443	4,991
Deferred revenue(2)	38,334	14,473
Current portion of long-term debt, net of unamortized debt issuance costs	1,959	1,924
Total current liabilities	92,333	90,857
Accrued income taxes, net of current portion	8,117	7,732
Deferred tax liabilities	2,979	5,293
Deferred revenue, net of current portion	6,084	7,012
Long-term debt, net of current portion and unamortized debt issuance costs	273,194	274,193
Other liabilities, net of current portion	1,714	1,701
Total liabilities	384,421	386,788
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized as of June 30, 2022 and December 31, 2021; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 500,000 shares authorized; 98,009 and 87,815 shares issued as of June 30, 2022 and December 31, 2021, respectively; 94,413 and 84,422 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	98	88
Treasury stock, at cost; 3,597 and 3,393 shares as of June 30, 2022 and December 31, 2021, respectively	(14,837)	(13,645)
Additional paid-in capital	237,306	193,654
Accumulated other comprehensive (loss) income	(1,068)	878
Accumulated deficit	(148,337)	(99,056)
Total stockholders’ equity	73,162	81,919
Total liabilities and stockholders’ equity	$457,583	$468,707

(1) Includes accounts receivable due from a related party of $26,213 at June 30, 2022 (see Note 15)

(2) Includes deferred revenue associated with a related party of $18,289 at June 30, 2022 (see Note 15)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product	$59,141	$80,469	$111,686	$174,267
Service	11,695	12,261	23,549	22,740
Total revenue(1)	70,836	92,730	135,235	197,007
Cost of revenue:
Product	42,882	46,117	79,110	93,143
Service	1,319	1,098	2,811	2,309
Total cost of revenue	44,201	47,215	81,921	95,452
Gross profit	26,635	45,515	53,314	101,555
Operating expenses:
Research and development	22,813	20,295	45,486	41,901
Selling, general and administrative	21,970	21,583	44,299	43,463
Total operating expenses	44,783	41,878	89,785	85,364
(Loss) income from operations	(18,148)	3,637	(36,471)	16,191
Other income (expense):
Interest income	274	103	308	217
Interest expense	(3,820)	(3,999)	(7,508)	(7,917)
Gain (loss) on foreign currency, net	816	(231)	543	(978)
Other income, net	161	479	179	551
Total other expense, net	(2,569)	(3,648)	(6,478)	(8,127)
(Loss) income before (benefit from) provision for income taxes	(20,717)	(11)	(42,949)	8,064
(Benefit from) provision for income taxes	(4,020)	3,182	6,332	5,508
Net (loss) income	(16,697)	(3,193)	(49,281)	2,556
Other comprehensive (loss) income —foreign currency translation adjustment, net of tax	(2,065)	593	(1,946)	257
Comprehensive (loss) income	$(18,762)	$(2,600)	$(51,227)	$2,813
Net (loss) income per share attributable to common stockholders:
Basic	$(0.18)	$(0.04)	$(0.56)	$0.03
Diluted	$(0.18)	$(0.04)	$(0.56)	$0.03
Weighted-average shares used to compute net (loss) income per share attributable to common stockholders:
Basic	92,504	85,036	88,565	84,641
Diluted	92,504	85,036	88,565	89,013

(1) Includes revenue during which a related party relationship existed of $10,550 during the three months ended June 30, 2022 (see Note 15)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at March 31, 2022	88,452	$88	3,597	$(14,837)	$194,973	$997	$(131,640)	$49,581
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	234	1	—	—	37	—	—	38
Foreign currency translation adjustment	—	—	—	—	—	(2,065)	—	(2,065)
Sale of common stock, net of issuance costs	9,323	9	—	—	39,361	—	—	39,370
Stock-based compensation	—	—	—	—	2,935	—	—	2,935
Net loss	—	—	—	—	—	—	(16,697)	(16,697)
Balances at June 30, 2022	98,009	$98	3,597	$(14,837)	$237,306	$(1,068)	$(148,337)	$73,162

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 1, 2022	87,815	$88	3,393	$(13,645)	$193,654	$878	$(99,056)	$81,919
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	871	1	—	—	(1,375)	—	—	(1,374)
Foreign currency translation adjustment	—	—	—	—	—	(1,946)	—	(1,946)
Repurchases of treasury shares	—	—	204	(1,192)	—	—	—	(1,192)
Sale of common stock, net of issuance costs	9,323	9	—	—	39,361	—	—	39,370
Stock-based compensation	—	—	—	—	5,666		—	5,666
Net loss	—	—	—	—	—	—	(49,281)	(49,281)
Balances at June 30, 2022	98,009	$98	3,597	$(14,837)	$237,306	$(1,068)	$(148,337)	$73,162

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

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net (loss) income	$(49,281)	$2,556
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,140	8,197
Stock-based compensation	5,507	7,547
Deferred income taxes	(2,210)	173
Change in provision for doubtful accounts	152	89
Change in provision for excess and obsolete inventory	4,230	(6)
Gain on disposal of assets	-	4
Changes in operating assets and liabilities:
Accounts receivable	17,585	28,433
Inventory	2,249	5,372
Prepaid expenses and other assets	1,226	(3,792)
Prepaid income taxes	21,441	(441)
Accounts payable	(13,865)	(14,456)
Accrued expenses and other current liabilities	(11,375)	(10,210)
Accrued income taxes	3,839	(3,240)
Deferred revenue	22,972	6,489
Net cash provided by operating activities	9,610	26,715
Investing activities:
Purchases of property and equipment	(1,597)	(1,514)
Purchases of software licenses	(513)	(1,400)
Net cash used in investing activities	(2,110)	(2,914)
Financing activities:
Principal repayments of debt	(1,500)	(8,275)
Proceeds from exercise of stock options	254	1,187
Employee taxes paid related to net share settlement of equity awards	(1,628)	(5,675)
Proceeds from sale of common stock, net of issuance costs	39,370	—
Payments of dividends and equitable adjustments	(1)	(59)
Repurchases of common stock	(1,192)	—
Net cash provided by (used in) financing activities	35,303	(12,822)
Effect of exchange rate changes on cash and cash equivalents	(1,671)	214
Net increase in cash, cash equivalents and restricted cash	41,132	11,193
Cash, cash equivalents and restricted cash at beginning of period	157,804	158,461
Cash, cash equivalents and restricted cash at end of period (1)	$198,936	$169,654
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,999	$7,358
Cash paid for income taxes	$7,511	$7,564
Supplemental disclosures of non-cash operating, investing and financing activities:
Purchases of property and equipment included in accounts payable	$469	$265
Unpaid equitable adjustments included in accrued expenses and other current liabilities	$—	$4

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

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the Company’s initial public offering, subject to specified conditions. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company is required to adopt the new or revised standard at or prior to the time private companies are required to adopt the new or revised standard, provided that the Company continues to be an emerging growth company. The JOBS Act provides that the decision to take advantage of the extended transition period for complying with new or revised accounting standards is irrevocable. The Company will remain an emerging growth company until December 31, 2022.

The accompanying condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 and the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021 are unaudited. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2022 and 2021 are also unaudited. The accompanying condensed consolidated balance sheet as of December 31, 2021 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022 (the “Annual Report on Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K. There have been no changes to the Company’s accounting policies from those disclosed in the Annual Report on Form 10-K that would have a material impact on the Company’s condensed consolidated financial statements.

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

The COVID-19 pandemic presents various risks to the Company, which could continue to have a material effect upon the estimates and judgments relied upon by management in preparing these condensed consolidated financial statements. While the Company remains fully operational, during the three and six months ended June 30, 2022, the effects of the COVID-19 pandemic on the global supply chain had a significant adverse effect on the Company’s financial results. In particular, certain of the Company’s products utilize components, whose availability was significantly exceeded by global demand. As a result, during the three and six months ended June 30, 2022, the Company continued to see shortages of supply that resulted in the Company’s inability to fulfill certain customer orders within normal lead times. This adversely impacted the Company’s revenue and operating results for the three and six months ended June 30, 2022. Additionally, shipping bottlenecks and delays negatively affected the Company’s ability to timely fulfill customer orders, thereby delaying its ability to consummate sales and recognize revenue. The Company also experienced, in some cases, significant increases in shipping costs. While the Company continues to work with its supply chain, contract manufacturers, logistics partners, and customers to minimize the extent of such impacts, the Company expects the effects of global supply chain issues to continue and cannot predict when such effects will subside. This may prevent the Company from being able to fulfill its customers’ orders in a timely manner or at all, which could lead to one or more of its customers cancelling their orders.

In addition, the regions in which the Company operates have experienced a significant increase in inflation, which has adversely impacted the cost to manufacture the Company's products with limited ability to pass such increases on to its customers under previously established fixed price agreements. Inflation has further resulted in increased operating costs, and interest rate increases, which will result in increased debt service costs. If interest rates continue to rise the Company anticipates further adverse effects from inflation and increased interest rates.

At this time the Company is neither able to estimate the extent of these impacts nor predict whether its efforts to minimize or contain them will be successful. The Company intends to continue to monitor its business very closely for any effects of COVID-19, inflation and interest rate increases for as long as necessary.

Subsequent Event Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required, and the Company has determined that there are no material recognized or unrecognized subsequent events requiring disclosure in these condensed consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments maturing within three months from the date of purchase. As of June 30, 2022 and December 31, 2021, the Company’s cash and cash equivalents consisted of investments in money market mutual funds.

Restricted cash as of June 30, 2022 and December 31, 2021 consisted of a certificate of deposit of $1,004, pledged as collateral for a stand-by letter of credit required to support a contractual obligation. Restricted cash also included cash of $2,100 pledged as collateral in connection with five and two letters of credit to support contractual obligations at June 30, 2022 and December 31, 2021, respectively.

The following table is a reconciliation of cash, cash equivalents and restricted cash included in the accompanying condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash included in the accompanying condensed consolidated statements of cash flows:

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$195,832	$168,654
Restricted cash included in other assets	3,104	1,000
	$198,936	$169,654

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

Accounts receivable as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Current portion of accounts receivable, net:
Accounts receivable, net	$67,686	$85,689
Accounts receivable, extended payment terms	81	85
	67,767	85,774
Accounts receivable, net of current portion:
Accounts receivable, extended payment terms	57	115
	$67,824	$85,889

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

As of June 30, 2022 and December 31, 2021, the Company concluded that all amounts due under extended payment terms were collectible and no reserve for credit losses was recorded. During the six months ended June 30, 2022 and 2021, the Company did not provide a reserve for credit losses and did not write off any uncollectible receivables due under extended payment terms.

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

Significant customers are those that represent 10% or more of revenue or accounts receivable and are set forth in the following tables:

	Revenue		Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer A	*	11%	11%	*
Customer B	13%	*	12%	*
Customer C	*	15%	*	17%
Customer D	*	13%	*	16%
Customer E	15%	*	*	*

	Accounts Receivable, Net
	As of	As of
	June 30, 2022	December 31, 2021
Customer C	*	21%
Customer E	39%	19%
Customer F	*	10%

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

Inventories

The Company values inventories at the lower of cost or net realizable value. The Company computes cost using the first-in first-out convention. Inventories are composed of hardware and related component parts of finished goods. The Company establishes provisions for excess and obsolete inventories after evaluating historical sales, future demand, market conditions, expected product life cycles, and current inventory levels to reduce such inventories to their estimated net realizable value. The Company makes such provisions in the normal course of business and charges them to cost of revenue in its consolidated statements of operations and comprehensive income (loss).

Impact of Recently Adopted Accounting Standards

In October 2021, the Financial Accounting Standards Board, ("FASB"), issued Accounting Standards Codification Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, ("ASU 2021-08"). Under ASU 2021-08, an acquirer must recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. Effective January 1, 2022, the Company early adopted ASU 2021-08 on a prospective basis. The impact of adoption of this standard on the Company’s condensed consolidated financial statements was not material.

Impact of Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Amendments to FASB Accounting Standards Codification, ("ASU 2016-02"), which replaces the existing guidance for leases. ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, the arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. This guidance will become effective for private companies, and emerging growth companies that choose to take advantage of the extended transition periods, for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company has begun planning for adoption by implementing a new lease accounting software and by working to establish additional changes to internal processes to comply with all requirements upon adoption. The standard allows for, and the Company plans on using, a modified retrospective approach with comparatives under ASC 840, where entities would recognize a cumulative effect to retained earnings at the date of adoption without restating prior period balances or disclosure. Management is continuing to assess the impact of ASU 2016-02 on the Company’s condensed consolidated financial statements and the accompanying notes thereto.

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
3. Goodwill and Intangible Assets

Intangible assets, net consisted of intangible assets resulting from the acquisition of NetComm and purchased software to be used in the Company’s products. Intangible assets, net consisted of the following at June 30, 2022 and December 31, 2021, respectively:

	Cost	Accumulated Amortization	Net Balance
Developed Technology	$25,000	$(10,716)	$14,284
Customer Relationships	18,000	(5,400)	12,600
Trade Name	1,000	(1,000)	—
Purchased software	2,344	(672)	1,672
Totals as of June 30, 2022	$46,344	$(17,788)	$28,556

	Cost	Accumulated Amortization	Net Balance
Developed Technology	$25,000	$(8,930)	$16,070
Customer Relationships	18,000	(4,500)	13,500
Trade Name	1,000	(830)	170
Purchased software	1,832	(428)	1,404
Totals as of December 31, 2021	$45,832	$(14,688)	$31,144

As of June 30, 2022, amortization expense on existing intangible assets for the next five years and beyond is as follows:

Year Ending December 31,
Remainder of 2022	$2,982
2023	5,935
2024	5,832
2025	5,701
2026	3,606
Thereafter	4,500
$28,556

A summary of amortization expense recorded during the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product cost of revenue	$893	$893	$1,786	$1,786
Research and development	141	103	244	185
Selling, general and administrative	533	533	1,070	1,066
Totals	$1,567	$1,529	$3,100	$3,037

The Company’s goodwill is the result of its acquisition of NetComm on July 1, 2019 and represents the excess of purchase price over the estimated fair value of net assets acquired. There has been no change to the $50,177 carrying amount of goodwill since December 31, 2021.

4. Inventory

Inventory as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Raw materials	$49,690	$53,934
Finished goods:
Manufactured finished goods	27,080	29,597
Deferred inventory costs	1,530	1,297
	$78,300	$84,828

The decrease in inventory is due to $4,230 of additional reserves recognized during the six months ended June 30, 2022 against certain of the Company's products and components that management has designated to be discontinued and as a result were adjusted to their estimated net realizable values, as well as a decrease due to usage of inventory that exceeded new purchases.

5. Property and Equipment

Property and equipment as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Computers and purchased software	$25,505	$25,775
Leasehold improvements	4,267	4,198
Furniture and fixtures	2,683	2,672
Machinery and equipment	35,914	37,325
Land	3,091	3,091
Building	4,765	4,765
Building improvements	7,324	7,291
Trial systems at customers’ sites	3,149	3,848
	86,698	88,965
Less: Accumulated depreciation and amortization	(65,463)	(65,457)
	$21,235	$23,508

During the six months ended June 30, 2022 and 2021, the Company transferred trial systems into inventory from property and equipment with values of $699 and $918, respectively, net of transfers of trial systems to cost of revenue. In addition, the Company transferred $1,091 and $17 of equipment into inventory from property and equipment during the six months ended June 30, 2022 and 2021, respectively.

Depreciation and amortization expense on property and equipment totaled $1,958 and $2,459 for the three months ended June 30, 2022 and 2021, respectively, and $4,040 and $5,160 for the six months ended June 30, 2022 and 2021, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Accrued compensation and related taxes	$16,064	$21,751
Accrued warranty	3,131	2,392
Inventory-related accruals	1,428	8,391
Other accrued expenses	9,028	8,848
	$29,651	$41,382

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

A summary of changes in the amount reserved for warranty costs for the six months ended June 30, 2022 and 2021 is as follows:

	Six Months Ended June 30,
	2022	2021
Warranty reserve at beginning of period	$2,392	$2,354
Provisions	1,670	1,566
Charges	(931)	(1,323)
Warranty reserve at end of period	$3,131	$2,597

7. Fair Value Measurements

The following tables present information about the fair value of the Company’s financial assets and liabilities as of June 30, 2022 and December 31, 2021 and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit—restricted cash	$—	$3,104	$—	$3,104
Money market mutual funds	143,537	—	—	143,537
	$143,537	$3,104	$—	$146,641

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit—restricted cash	$—	$1,001	$—	$1,001
Money market mutual funds	93,792	—	—	93,792
Foreign currency forward contract	$—	5	—	5
	$93,792	$1,006	$—	$94,798
Liabilities:
SARs	$—	$—	$358	$358
	$—	$—	$358	$358

During the six months ended June 30, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.

There were no changes to the valuation techniques used to measure asset and liability fair values on a recurring basis during the six months ended June 30, 2022 from those included in the Company’s consolidated financial statements for the year ended December 31, 2021. The following table provides a summary of changes in the fair values of the Company’s SARs liability, for which fair value is determined by Level 3 inputs:

	Six Months Ended June 30,
	2022	2021
Fair value at beginning of period	$358	$493
Change in fair value	(159)	288
Exercises	(199)	(135)
Fair value at end of period	$—	$646

8. Income Taxes

The Company’s (benefit from) provision for income taxes was ($4,020) and $3,182 for the three months ended June 30, 2022 and 2021, respectively. The change in the (benefit from) provision for income taxes was primarily due to an increase in the Company's year-to-date and expected losses as well as the changes to the jurisdictional mix of earnings.

The Company's effective tax rate was (14.7%) and 68.35% for the six months ended June 30, 2022 and 2021, respectively. The (benefit from) provision for income taxes was $6,332 and $5,508 for the six months ended June 30, 2022 and 2021, respectively. The change in the (benefit from) provision for income taxes was primarily due to the new requirement to capitalize and amortize all research and experimentation expenditures for U.S. tax purposes, which became effective under the Tax Cuts and Jobs Act (“TCJA”) as of January 1, 2022. This new requirement results in significant forecasted U.S. current income tax for the year and the corresponding deferred tax asset created is offset by a full valuation allowance. The increase in the year-to-date provision for income taxes was partially offset by increased losses incurred year-over-year including the impact of losses generated in the Company's foreign jurisdictions. The Company maintains a valuation allowance against its net deferred tax assets at June 30, 2022.

The (benefit from) provision for income taxes for the three and six months ended June 30, 2022 and 2021 differed from the federal statutory rate primarily due to the geographical mix of earnings and related foreign tax rate differential, permanent differences, research and development credits, foreign tax credits, the valuation allowance maintained against the Company's deferred tax assets and withholding taxes.

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

Current and non-current debt obligations reflected in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021
Current liabilities:
Term loan	$3,000	$3,000
Current portion of principal payment obligations	3,000	3,000
Unamortized debt issuance costs, current portion	(1,041)	(1,076)
Current portion of long-term debt, net of unamortized debt issuance costs	$1,959	$1,924
Non-current liabilities:
Term loan	$273,725	$275,225
Unamortized debt issuance costs, non-current portion	(531)	(1,032)
Long-term debt, net of current portion and unamortized debt issuance costs	$273,194	$274,193

As of June 30, 2022, aggregate minimum future principal payments of the Company’s debt are summarized as follows:

Year Ending December 31,
Remainder of 2022	$1,500
2023	275,225
Thereafter	—
$276,725

As of June 30, 2022 and December 31, 2021, $276,725 and $278,225 in principal amount, respectively, were outstanding under the Term Loan.

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

For Eurodollar rate loans, the Company may select interest periods of one, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. The Company has the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at its option, subject, in the case of Eurodollar rate loans, to breakage costs if the conversion is effected prior to the end of the applicable interest period. As of June 30, 2022, the interest rate on the Term Loan was 6.25% per annum, which was based on a three-month Eurodollar rate of 2.25% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. As of December 31, 2021, the interest rate on the Term Loan was 5.00% per annum, which was based on a one-month Eurodollar rate, at the applicable floor of 1.00% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans.

Upon entering into the Term Loan, the Company incurred debt issuance costs of $7,811, which were initially recorded as a reduction of the debt liability and are amortized to interest expense using the effective interest method from the issuance date of the Term Loan until the maturity date. Under the Term Loan, the Company made principal payments of $750 and $7,525 during the three months ended June 30, 2022 and 2021, respectively, and made principal payments of $1,500 and $8,275 during the six months ended June 30, 2022 and 2021, respectively. Interest expense for the Term Loan, including the amortization of debt issuance costs, totaled $3,797 and $3,933 for the three months ended June 30, 2022 and 2021, respectively, and totaled $7,574 and $7,802 for the six months ended June 30, 2022 and 2021, respectively.

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

In addition, the Company is required to make mandatory prepayments under the Term Loan with respect to (i) 100% of the net cash proceeds from certain asset dispositions (including casualty and condemnation events) by the Company or certain of its subsidiaries, subject to certain exceptions and reinvestment provisions, (ii) 100% of the net cash proceeds from the issuance or incurrence of any additional debt by the Company or certain of its subsidiaries, subject to certain exceptions, and (iii) 50% of the Company’s excess cash flow, as defined in the credit agreement, subject to reduction upon its achievement of specified performance targets. In accordance with these provisions, a mandatory early prepayment of $6,775 was paid by the Company during the six months ended June 30, 2021.

The Term Loan is secured by, among other things, a first priority security interest, subject to permitted liens, in substantially all of the Company’s assets and all of the assets of certain of its subsidiaries and a pledge of certain of the stock of certain of its subsidiaries, in each case subject to specified exceptions. The Term Loan contains customary affirmative and negative covenants, including certain restrictions which are currently in effect based upon the Company’s total net leverage ratio, such as the Company’s ability to pay dividends and repurchase outstanding shares. The Company was in compliance with all covenants as of June 30, 2022 and December 31, 2021.

10. Stockholders’ Equity

Stock Repurchase Program

On February 21, 2019, the Company announced a stock repurchase program authorizing it to repurchase up to $75,000 of the Company’s common stock. The Company repurchased 204 shares, at a cost of $1,192, including commissions, during the six months ended June 30, 2022. There were no repurchases made during the three months ended June 30, 2022 and during three and six months ended June 30, 2021. As of June 30, 2022, $60,234 remained authorized for repurchases of the Company’s common stock under the stock repurchase program. However, based on the Company's net leverage ratio at June 30, 2022, as described in Note 9, "Debt", the Company's ability to repurchase shares is currently restricted. The stock repurchase program has no expiration date and does not require the Company to purchase a minimum number of shares, and the Company may suspend, modify or discontinue the stock repurchase program at any time without prior notice.

Securities Purchase Agreement with Verizon Ventures LLC

On April 18, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with Verizon Ventures LLC providing for the private placement of an aggregate of 9,323 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, at a price of $4.24 per share, for an aggregate purchase price of approximately $39,530. The Company filed a resale registration statement with the SEC on May 17, 2022.

11. Stock-based Compensation

2017 Stock Incentive Plan

The Company’s 2017 Stock Incentive Plan (the “2017 Plan”) provides for the Company to sell or issue common stock or restricted common stock, or to grant qualified incentive stock options, nonqualified stock options, SARs, performance-based restricted stock units (“PSUs”), RSUs or other stock-based awards to the Company’s employees, officers, directors, advisors and outside consultants. The total number of shares authorized for issuance under the 2017 Plan was 19,608 shares as of June 30, 2022, of which 6,127 shares remained available for future grant.

Stock Options

A summary of stock option activity for the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at January 1, 2022	5,919	$8.82	4.36	$4,205
Granted	1,516	3.89
Exercised	(130)	1.95
Forfeited	(195)	7.98
Outstanding at June 30, 2022	7,110	$7.92	4.80	$851
Options exercisable at June 30, 2022	5,474	$9.04	3.35	$544
Vested or expected to vest at June 30, 2022	7,001	$7.98	4.70	$834

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	3.0%–3.2%	1.0%	1.7%–3.2%	1.0%
Expected term (in years)	5.6–6.3	6.1	5.6–6.3	6.1
Expected volatility	40.5%–41.5%	38.2%	38.5%–41.5%	38.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2022 and 2021 was $1.62 and $3.42 per share, respectively. Cash proceeds received upon the exercise of options were $254 and $1,187 during the six months ended June 30, 2022 and 2021, respectively. The intrinsic value of stock options exercised during the six months ended June 30, 2022 and 2021 was $299 and $2,496, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Restricted Stock Units

A summary of RSU activity for the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2022	4,309	$6.34
Granted	2,252	3.66
Vested	(1,097)	6.65	$4,989
Forfeited	(356)	6.35
Unvested balance at June 30, 2022	5,108	$5.09

The Company withheld 355 and 744 shares of common stock in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs during the six months ended June 30, 2022 and 2021, respectively.

Performance-Based Stock Units

During the six months ended June 30, 2022 and 2021, the Company granted PSUs to certain employees that vest over a three-year period based on the achievement of performance goals and continued performance of services. The performance goals for all PSUs granted during the six months ended June 30, 2021 and a portion of PSUs granted during the six months ended June 30, 2022 consist solely of market-based vesting conditions, determined by the Company’s level of achievement of pre-established parameters relating to the performance of the Company’s stock price as set by the Board of Directors. Vesting for these market-based PSUs may occur at any time during the three-year period. The remainder of PSUs granted during the six months ended June 30, 2022 consist of performance-based vesting conditions determined by the Company's achievement of performance targets with respect to a certain customer agreement. Vesting for these performance-based PSUs may occur in varying percentages on January 1, 2023, 2024, and 2025.

A summary of PSU activity for the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2022	442	$7.89
Granted	846	2.79
Vested	—	—	$—
Forfeited	(26)	7.89
Unvested balance at June 30, 2022	1,262	$4.47

Compensation expense is based on the estimated value of the awards on the grant date, and is recognized over the period from the grant date through the expected vest dates of each vesting condition, both of which were estimated based on a Monte Carlo simulation model applying the following key assumptions:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	2.8%	*	2.8%	0.2%
Volatility	79.1%	*	79.1%	78.6%
Dividend yield	0.0%	*	0.0%	0.0%
Cost of equity	13.2%	*	13.2%	12.0%

* No PSUs were granted during the three months ended June 30, 2021.

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

A summary of SAR activity for the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2022	200	$7.28
Granted	—	—
Exercised	(90)	1.69
Forfeited	—	—
Outstanding at June 30, 2022	110	$11.86

The fair value of the SAR liability as of December 31, 2021 was $358 (see Note 7), and was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. There was no SAR liability as of June

30, 2022 as the exercise price of all outstanding SARs exceeded the fair value of the Company's common stock as of June 30, 2022.

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options, RSUs, SARs and PSUs for the three and six months ended June 30, 2022 and 2021 was classified in the condensed consolidated statements of operations and comprehensive (loss) income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$26	$33	$61	$66
Research and development expenses	694	543	1,289	1,414
Selling, general and administrative expenses	2,159	3,518	4,157	6,067
Total stock-based compensation	$2,879	$4,094	$5,507	$7,547

The Company recognized stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 in the condensed consolidated balance sheet as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Change in fair value of SAR Liability	$(56)	$(59)	$(159)	$289
Recognized as additional paid-in capital	2,935	4,153	5,666	7,258
Total stock-based compensation	$2,879	$4,094	$5,507	$7,547

As of June 30, 2022, there was $27,852 of unrecognized compensation cost related to outstanding stock options, RSUs, SARs and PSUs, which is expected to be recognized over a weighted-average period of 2.54 years.

12. Net (Loss) Income per Share

Basic and diluted net (loss) income per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income attributable to common stockholders, basic and diluted	$(16,697)	$(3,193)	$(49,281)	$2,556
Denominator:
Weighted-average shares used to compute net (loss) income per share attributable to common stockholders, basic	92,504	85,036	88,565	84,641
Dilutive effect of stock options	—	—	—	2,003
Dilutive effect of restricted stock units	—	—	—	2,369
Weighted-average shares used to compute net (loss) income per share attributable to common stockholders, diluted	92,504	85,036	88,565	89,013
Net (loss) income per share attributable to common stockholders:
Basic	$(0.18)	$(0.04)	$(0.56)	$0.03
Diluted	$(0.18)	$(0.04)	$(0.56)	$0.03

The following potential common shares were excluded from the computation of diluted net (loss) income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase common stock	7,110	6,639	7,110	2,358
Unvested restricted stock units	5,108	3,642	5,108	831
Unvested performance-based stock units	1,262	442	1,262	—

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
North America:
U.S.	$22,697	$23,951	$36,232	$60,863
Canada	9,340	24,550	25,099	50,788
Total North America	32,037	48,501	61,331	111,651
Europe, Middle East and Africa:	4,886	6,577	11,166	12,931
Asia-Pacific:
Australia	20,774	20,800	37,292	44,198
Other	7,411	8,893	15,591	15,694
Total Asia-Pacific	28,185	29,693	52,883	59,892
Latin America	5,728	7,959	9,855	12,533
Total revenue(1)	$70,836	$92,730	$135,235	$197,007

(1) Other than the U.S., Canada and Australia, no individual countries represented 10% or more of the Company’s total revenue for any of the periods presented.

The Company also disaggregates its revenue based on product line summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product revenue:
Wireless	$27,100	$33,323	$48,156	$73,011
Fixed telco	15,939	16,137	27,654	31,022
Cable	16,102	31,009	35,876	70,234
Total product revenue	59,141	80,469	111,686	174,267
Service revenue:
Wireless	1,410	1,684	2,885	2,275
Fixed telco	1,187	1,043	2,711	2,649
Cable	9,098	9,534	17,953	17,816
Total service revenue	11,695	12,261	23,549	22,740
Total revenue	$70,836	$92,730	$135,235	$197,007

Contract Balances

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue when the Company satisfies its performance obligations, consistent with the above methodology. During the three and six months ended June 30, 2022, the Company recognized $2,855 and $8,491, respectively, of revenue that was included in deferred revenue in the condensed consolidated balance sheet as of December 31,

2021. During the three and six months ended June 30, 2021, the Company recognized $4,969 and $11,979, respectively, of revenue that was included in deferred revenue in the condensed consolidated balance sheet as of December 31, 2020.

The Company receives payments from customers based upon contractual billing terms. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. As of June 30, 2022 and December 31, 2021, the Company included contract assets of $911 and $95, respectively, in accounts receivable, net in the condensed consolidated balance sheets.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2022, the aggregate remaining amount of revenue expected to be recognized related to unsatisfied or partially unsatisfied performance obligations was $44,418, which consists of deferred revenue. The Company expects approximately 86% of this amount to be recognized in the next twelve months with the remaining amount to be recognized over the next two to five years.

Other Revenue Recognition Policies

The Company’s customary payment terms are generally 90 days or less. If the Company provides extended payment terms that represent a significant financing component, the Company adjusts the amount of promised consideration for the time value of money using an appropriate discount rate and recognizes interest income separate from the revenue recognized on contracts with customers. During the three months ended June 30, 2022 and 2021, the Company recorded interest income of $4 and $13, respectively, and during the six months ended June 30, 2022 and 2021, the Company recorded interest income of $9 and $47, respectively, which was recorded in the condensed consolidated statements of operations and comprehensive (loss) income.

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

The Company’s property and equipment, net by location was as follows:

	June 30, 2022	December 31, 2021
U.S.	$15,688	$17,089
China	3,023	3,118
Australia	1,554	2,027
Other	970	1,274
Total property and equipment, net	$21,235	$23,508

15. Related Parties

Employment of Rongke Xie

Rongke Xie, who serves as General Manager of Guangzhou Casa Communication Technology LTD (“Casa China”), a subsidiary of the Company, is the sister of Lucy Xie, the Company’s Senior Vice President of Operations and a member of the Company’s board of directors. Casa China paid Rongke Xie $144 and $150 in total compensation during the six months ended June 30, 2022 and 2021, respectively, for her services as an employee.

To date, the Company has granted to Rongke Xie 116 RSUs which vest over four annual periods. The grant-date fair value of the awards totaled $500, which is recorded as stock-based compensation expense over the vesting period of the awards.

During the three months ended June 30, 2022 and 2021, the Company recognized selling, general and administrative expenses of $30 and $25 related to these awards and during the six months ended June 30, 2022 and 2021, the Company recognized selling, general and administrative expenses of $61 and $50 related to these awards.

Transactions Involving Verizon Communications Inc. and its Affiliates

As a result of the Company's SPA with Verizon Ventures LLC on April 18, 2022 (see Note 10, "Stockholders Equity"), Verizon Communications Inc. and its subsidiaries ("Verizon and Affiliates") became a principal stockholder of the Company through its ownership of common stock. Verizon and Affiliates are customers of the Company.

During the three months ended June 30, 2022, the Company recognized revenue of $10,550 from transactions with Verizon and Affiliates, and amounts received in cash from Verizon and Affiliates totaled $1,201. As of June 30, 2022, amounts due from Verizon and Affiliates totaled $26,213 and were included in accounts receivable, net in the condensed consolidated balance sheet. As of June 30, 2022, revenue from transactions which did not meet the criteria for recognition totaling $18,289 with Verizon and Affiliates were included in deferred revenue in the condensed consolidated balance sheet.
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

As of June 30, 2022, the Company accrued $230 as a minimum estimated liability related to an ongoing indemnification claim. As of December 31, 2021, the Company had not experienced any material losses related to these indemnification obligations. As of June 30, 2022 and December 31, 2021, no additional material claims were outstanding where a contingent loss was considered to be probable or reasonably estimable. The Company does not expect additional significant claims related to these indemnification obligations and, consequently, concluded that the fair value of any additional obligations is negligible.

Litigation

The complete response to this section regarding legal proceedings is incorporated by reference herein to Part II Item I in this 10-Q.

Other

As described in Note 6, "Accrued Expenses and Other Current Liabilities" the Company provides industry-standard product warranties to its customers, and is thus inherently subject to loss contingencies that include warranty claims which may arise in the ordinary course of business.

On July 21, 2022, the Company received written notification from a significant customer of one of its international subsidiaries, of alleged costs incurred by that customer with respect to an ongoing warranty matter relating to field replacements of failed units for one particular product, which failure was attributable to an unauthorized part substitution in 2019 by a supplier to the subsidiary.

Although the customer has not initiated any legal proceeding against the subsidiary or the Company to date, the customer has communicated its estimated costs for which it is seeking reimbursement. This communication was in the form of a suggested amicable settlement in the amount of approximately $31,000 for alleged costs incurred to date, plus approximately $25,000 for estimated future costs, which may be incurred over the next 5 years for a total cash settlement proposal of approximately $56,000. In addition, the settlement proposal also includes various non-monetary concessions, some of which, if agreed to, could result in significant additional costs to the Company.

The Company is reviewing the settlement proposal relative to the subsidiary’s contractual warranty obligations to the customer, as well as all details of the proposed settlement, including evaluating the basis of estimated costs incurred and to be incurred, although sufficient supporting details have not been provided to the Company as a basis to make any informed assessment.

In addition, the Company is reviewing all other relevant matters regarding this settlement proposal, including contractual terms in place with this customer regarding rights, remedies, limitations of liability, and other potential mitigating factors. The Company is also evaluating contractual obligations, responsibilities, and liabilities of the subsidiary’s part supplier in this matter.

As of June 30, 2022, the Company has not established a reserve with respect to this matter as the Company believes that the potential for an unfavorable outcome is not probable at this time. The Company has determined that it is reasonably possible that a loss may be incurred, however it is currently unable to estimate the amount of loss or range of losses, if any, that may be incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors.” For discussion comparing the periods ended June 30, 2021 and June 30, 2020, please refer to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2021.

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

Global and Macroeconomic Considerations

COVID-19 Pandemic

The ongoing COVID-19 pandemic presents various risks to us, which could continue to have a material effect upon the estimates and judgments relied upon by management in preparing these condensed consolidated financial statements. While we remain fully operational, during the three and six months ended June 30, 2022, the effects of the COVID-19 pandemic on the global supply chain had a significant adverse effect on our financial results. In particular, certain of our products utilize components whose availability was significantly exceeded by global demand. As a result, during the three months ended June 30, 2022, we continued to see shortages of supply that resulted in our inability to fulfill certain customer orders within normal lead times. This adversely impacted our revenue and operating results for the three and six months ended June 30, 2022. Additionally, shipping bottlenecks and delays further negatively affected our ability to timely fulfill customer orders, thereby delaying our ability to consummate sales and recognize revenue. We have also seen, in some cases, significant increases in shipping costs. While we continue to work with our supply chain, contract manufacturers, logistics partners and customers to minimize the extent of such impacts, we expect the effects of global supply chain issues to continue and cannot predict if or when such effects will subside. This may prevent us from being able to fulfill our customers’ orders in a timely manner or at all, which could lead to one or more of our customers cancelling their orders.

For the three and six months ended June 30, 2021, we were able to benefit from the CARES Act that was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s Social Security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP). For the three and six months ended June 30, 2021, we recognized a reduction to cost of goods sold of $0.3 million and $0.6 million, respectively and a reduction in operating expenses of $2.1 million and $4.3 million, respectively, in connection with a payroll tax credit under the CARES Act. We will continue to evaluate the impact of the CARES Act on our financial position, results of operations, and cash flows.

Rising Inflation and Interest Rates

Further, supply chain disruption and other economic conditions have led to a recent rise in inflation, which has caused increases in the costs to produce our products, much of which we were not immediately able to pass on to our customers due to fixed price agreements. Increased inflation may result in decreased demand for our products and services, increased operating costs (including our labor costs), reduced liquidity and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the U.S. Federal Reserve has raised, and may again raise interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, due to our fixed price agreements, we may be unable to raise the sales prices of our products and services at or above the rate at which our costs increase. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in consumer spending or a negative reaction to our pricing for new customers.

In addition, inflation has led to recent increases in interest rates. Because our outstanding debt bears interest at variable interest rates, this will result in increased future debt service costs. Continued increases in interest rates will further increase the cost of servicing our outstanding indebtedness and may make refinancing our outstanding indebtedness not economically viable.

At this time, we are neither able to estimate the extent of these impacts nor predict whether our efforts to minimize or contain them will be successful. We intend to continue to monitor our business very closely for any effects of COVID-19, inflation and interest rates for as long as necessary.

Due to the above circumstances and as described generally in this Quarterly Report on Form 10-Q, our results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected in future periods. Management cannot predict the full impact of the ongoing COVID-19 pandemic on our sales channels, supply chain, manufacturing and distribution, or on economic conditions generally, including the effects on our current and potential customers, who may temporarily accelerate or curtail spending on investments in current and/or new technologies, delay new equipment evaluations and trials and possibly delay payments based on liquidity concerns, all of which could have a material impact on our business in the future. Similarly, our supply chain and our contract manufacturers could continue to be affected, which could cause further disruptions to our ability to meet customer demand or delivery schedules and continued cost increases. For the three and six months ended June 30, 2022, we did see certain delays in our supply chain that adversely impacted delivery schedules to our customers and cost increases that adversely impacted our gross margins. If COVID-19 were to have such effects in the future, there would likely be further material adverse impacts on our financial results, liquidity and capital resource needs. This uncertainty makes it challenging for management to estimate the future performance of our business, particularly in the near to medium term and the impact of COVID-19, rising inflation, increased interest rates and general economic uncertainty could have a material adverse impact on our results of operations in the near to medium term.

Results of Operations

The following tables set forth our consolidated results of operations in dollar amounts and as percentages of total revenue for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenue:
Product	$59,141	$80,469	$111,686	$174,267
Service	11,695	12,261	23,549	22,740
Total revenue	70,836	92,730	135,235	197,007
Cost of revenue(1):
Product	42,882	46,117	79,110	93,143
Service	1,319	1,098	2,811	2,309
Total cost of revenue	44,201	47,215	81,921	95,452
Gross profit	26,635	45,515	53,314	101,555
Operating expenses:
Research and development(1)	22,813	20,295	45,486	41,901
Selling, general and administrative(1)	21,970	21,583	44,299	43,463
Total operating expenses	44,783	41,878	89,785	85,364
(Loss) income from operations	(18,148)	3,637	(36,471)	16,191
Other expense, net	(2,569)	(3,648)	(6,478)	(8,127)
(Loss) income before (benefit from) provision for income taxes	(20,717)	(11)	(42,949)	8,064
(Benefit from) provision for income taxes	(4,020)	3,182	6,332	5,508
Net (loss) income	$(16,697)	$(3,193)	$(49,281)	$2,556

(1) Includes stock-based compensation expense related to stock options; SARs; RSUs; and PSUs, granted to employees, directors and non-employee consultants as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of revenue	$26	$33	$61	$66
Research and development expense	694	543	1,289	1,414
Selling, general and administrative expense	2,159	3,518	4,157	6,067
Total stock-based compensation expense	$2,879	$4,094	$5,507	$7,547

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(as a percentage of total revenue)		(as a percentage of total revenue)
Revenue:
Product	83.5%	86.8%	82.6%	88.5%
Service	16.5	13.2	17.4	11.5
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	60.5	49.7	58.5	47.3
Service	1.9	1.2	2.1	1.2
Total cost of revenue	62.4	50.9	60.6	48.5
Gross profit	37.6	49.1	39.4	51.5
Operating expenses:
Research and development	32.2	21.9	33.6	21.3
Selling, general and administrative	31.0	23.3	32.8	22.1
Total operating expenses	63.2	45.2	66.4	43.3
(Loss) income from operations	(25.6)	3.9	(27.0)	8.2
Other expense, net	(3.6)	(3.9)	(4.8)	(4.1)
(Loss) income before (benefit from) provision for income taxes	(29.2)	-	(31.8)	4.1
(Benefit from) provision for income taxes	(5.7)	3.4	4.7	2.8
Net (loss) income	(23.6)%	(3.4)%	(36.4)%	1.3%

Percentages in the table above are based on actual values. As a result, some totals may not sum due to rounding.

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

	Three Months Ended June 30,
	2022		2021		Change
	Amount	% of Total	Amount	% of Total	Amount	%
	(dollars in thousands)
Revenue:
Product	$59,141	83.5%	$80,469	86.8%	$(21,328)	(26.5)%
Service	11,695	16.5%	12,261	13.2%	(566)	(4.6)%
Total revenue	$70,836	100.0%	$92,730	100.0%	$(21,894)	(23.6)%
Revenue by geographic region:
North America	$32,037	45.2%	$48,501	52.3%	$(16,464)	(33.9)%
Europe, Middle East and Africa	4,886	6.9%	6,577	7.1%	(1,691)	(25.7)%
Asia-Pacific	28,185	39.8%	29,693	32.0%	(1,508)	(5.1)%
Latin America	5,728	8.1%	7,959	8.6%	(2,231)	(28.0)%
Total revenue	$70,836	100.0%	$92,730	100.0%	$(21,894)	(23.6)%

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
Product revenue:
Wireless	$27,100	$33,323	$(6,223)	(18.7)%
Fixed telco	15,939	16,137	(198)	(1.2)%
Cable	16,102	31,009	(14,907)	(48.1)%
Total product revenue	59,141	80,469	(21,328)	(26.5)%
Service revenue:
Wireless	1,410	1,684	(274)	(16.3)%
Fixed telco	1,187	1,043	144	13.8%
Cable	9,098	9,534	(436)	(4.6)%
Total service revenue	11,695	12,261	(566)	(4.6)%
Total revenue	$70,836	$92,730	$(21,894)	(23.6)%

Product revenues during the three months ended June 30, 2022 were adversely affected by supply chain delays across all of our markets. Wireless and cable revenues also decreased significantly due to decreased orders from certain Tier 1 customers in the period, as well as timing of certain orders.

Service revenues remained relatively consistent period over period.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$42,882	$46,117	$(3,235)	(7.0)%
Service	1,319	1,098	221	20.1%
Total cost of revenue	$44,201	$47,215	$(3,014)	(6.4)%

	Three Months Ended June 30,
	2022		2021		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin (bps)
	(dollars in thousands)
Gross profit:
Product	$16,259	27.5%	$34,352	42.7%	$(18,093)	(1,520)
Service	10,376	88.7%	11,163	91.0%	(787)	(230)
Total gross profit	$26,635	37.6%	$45,515	49.1%	$(18,880)	(1,150)

The decrease in cost of product revenue and the decrease in gross margin was partially due to product mix, with a lower proportion of higher margin software product revenue in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The decrease in gross margin was also partially attributable to an increase in inventory reserves of $4.2 million period over period.

Cost of service revenue and service gross margin remained relatively consistent period over period.

Research and Development

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Research and development	$22,813	$20,295	$2,518	12.4%
Percentage of revenue	32.2%	21.9%

The increase in research and development expense was primarily due to a $1.9 million increase in personnel costs, driven by the impact of a reduction in payroll taxes due to a CARES Act credit of $1.3 million during the three months ended June 30, 2021, which did not repeat in 2022, increased salaries and bonus of $0.7 million due to increased headcount and annual salary increases in 2022 and increased stock-based compensation of $0.1 million. In addition, there was an increase in purchases of research and development materials of $0.8 million, offset by a decrease in depreciation of $0.3 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Selling, General and Administrative

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Selling, general and administrative	$21,970	$21,583	$387	1.8%
Percentage of revenue	31.0%	23.3%

Selling, general and administrative expense remained fairly consistent over the three months ended June 30, 2022 compared to the same period in 2021. During the three months ended June 30, 2022, personnel costs increased $0.5 million, driven by the impact of a reduction in payroll taxes due to a CARES Act credit of $0.8 million during the three months ended June 30, 2021, which did not repeat in 2022, increased salaries and benefits of $0.6 million due to increased headcount and annual salary increases, an increase of $0.5 million in travel expenses and increased commissions expense of $0.5 million, net of a decrease of $1.4 million in stock-based compensation expense and a decrease of $0.5 million in bonus expense. Professional fees also increased $0.6 million during the three months ended June 30, 2022. These increases were partially offset by decreased depreciation expense of $0.2 million, decreased other taxes of $0.2 million and decreased facilities expenses of $0.4 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Other income (expense), net	$(2,569)	$(3,648)	$1,079	(29.6)%
Percentage of revenue	(3.6)%	(3.9)%

The change in other income (expense), net was primarily due to a $1.0 million decrease in foreign exchange losses attributable to fluctuations in the Australian dollar and the China Renminbi exchange rates. Interest income also increased $0.2 million due to higher investment balances and increased interest rates in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 and interest expense decreased $0.2 million due to the reversal of interest expense accrued related to income tax reserves. These increases were partially offset by a decrease in other income of $0.3 million, which was the result of a COVID related grant in China during the three months ended June 30, 2021, which did not repeat in the three months ended June 30, 2022.

Provision for Income Taxes

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
(Benefit from) provision for income taxes	$(4,020)	$3,182	$(7,202)	(226.3)%

The change in (benefit from) provision for income taxes for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to the increase in our year-to-date losses and our expected losses year-over-year as well as changes in the jurisdictional mix of earnings.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

	Six Months Ended June 30,
	2022		2021		Change
	Amount	% of Total	Amount	% of Total	Amount	%
	(dollars in thousands)
Revenue:
Product	$111,686	82.6%	$174,267	88.5%	$(62,581)	(35.9)%
Service	23,549	17.4%	22,740	11.5%	809	3.6%
Total revenue	$135,235	100.0%	$197,007	100.0%	$(61,772)	(31.4)%
Revenue by geographic region:
North America	$61,331	45.4%	$111,651	56.7%	$(50,320)	(45.1)%
Europe, Middle East and Africa	11,166	8.3%	12,931	6.6%	(1,765)	(13.6)%
Asia-Pacific	52,883	39.1%	59,892	30.4%	(7,009)	(11.7)%
Latin America	9,855	7.2%	12,533	6.3%	(2,678)	(21.4)%
Total revenue	$135,235	100.0%	$197,007	100.0%	$(61,772)	(31.4)%

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
Product revenue:
Wireless	$48,156	$73,011	$(24,855)	(34.0)%
Fixed telco	27,654	31,022	(3,368)	(10.9)%
Cable	35,876	70,234	(34,358)	(48.9)%
Total product revenue	111,686	174,267	(62,581)	(35.9)%
Service revenue:
Wireless	2,885	2,275	610	26.8%
Fixed telco	2,711	2,649	62	2.3%
Cable	17,953	17,816	137	0.8%
Total service revenue	23,549	22,740	809	3.6%
Total revenue	$135,235	$197,007	$(61,772)	(31.4)%

Product revenues during the six months ended June 30, 2022 were adversely affected by supply chain delays across all of our markets. Wireless and cable revenues also decreased significantly due to decreased orders from certain Tier 1 customers in the period, as well as timing of certain orders.

Service revenues remained relatively consistent period over period.

Cost of Revenue and Gross Profit

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$79,110	$93,143	$(14,033)	(15.1)%
Service	2,811	2,309	502	21.7%
Total cost of revenue	$81,921	$95,452	$(13,531)	(14.2)%

	Six Months Ended June 30,
	2022		2021		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin (bps)
	(dollars in thousands)
Gross profit:
Product	$32,576	29.2%	$81,124	46.6%	$(48,548)	(1,740)
Service	20,738	88.1%	20,431	89.8%	307	(170)
Total gross profit	$53,314	39.4%	$101,555	51.5%	$(48,241)	(1,210)

The decrease in cost of product revenue and the decrease in gross margin were both due to lower sales volume during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, as well as a change in the product mix, with a lower proportion of higher margin software product revenue in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The decrease in gross margin was also due to an increase in inventory reserves of $4.2 million period over period.

Cost of service revenue and service gross margin remained relatively consistent period over period.

Research and Development

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Research and development	$45,486	$41,901	$3,585	8.6%
Percentage of revenue	33.6%	21.3%

The increase in research and development expense was primarily due to a $3.6 million increase in personnel costs, driven by the impact of a reduction in payroll taxes due to a CARES Act credit of $2.6 million during the six months ended June 30, 2021, which did not repeat in 2022, and increased salaries, benefits and bonuses of $1.3 million due to increased headcount and annual salary increases in 2022, net of decreased stock-based compensation of $0.1 million. In addition, there was an increase in purchases of research and development materials of $0.4 million and allocated facilities costs of $0.3 million, offset by a decrease in depreciation of $0.7 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Selling, General and Administrative

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Selling, general and administrative	$44,299	$43,463	$836	1.9%
Percentage of revenue	32.8%	22.1%

The increase in selling, general and administrative expense was primarily due to an increase in personnel costs of $1.3 million, driven by the impact of a reduction in payroll taxes due to a CARES Act credit of $1.6 million during the six months ended June 30, 2021, which did not repeat in 2022, increased salaries and benefits of $1.1 million due to increased headcount and annual salary increases, an increase of $0.7 million in travel expenses and increased commissions expense of $0.9 million, net of a decrease of $1.9 million in stock-based compensation expense and a decrease of $1.0 million in bonus expense. Trade show expense increased $0.6 million and professional fees also increased $0.3 million during the six months ended June 30, 2022. These increases were partially offset by decreased depreciation expense of $0.4 million, decreased other taxes of $0.4 million and decreased facilities expenses of $0.7 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Other income (expense), net	$(6,478)	$(8,127)	$1,649	(20.3)%
Percentage of revenue	(4.8)%	(4.1)%

The change in other income (expense), net was primarily due to a $1.5 million decrease in foreign exchange losses due to fluctuations in the Australian dollar and the China Renminbi exchange rates and a $0.4 million decrease in interest expense due to reversals of income tax reserves, partially offset by a $0.4 million decrease in other income, which was the result of a COVID related grant in China during the six months ended June 30, 2021, which did not repeat in the six months ended June 30, 2022.

(Benefit from) provision for Income Taxes

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
(Benefit from) provision for income taxes	$6,332	$5,508	$824	15.0%

The change in the (benefit from) provision for income taxes for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to the new requirement to capitalize and amortize all research and development expenditures for U.S. tax purposes, which became effective under the TCJA as of January 1, 2022. This new requirement results in significant forecasted U.S. current income tax for the year and the corresponding deferred tax asset created is offset by a full valuation allowance. The increase in the year-to-date provision for income taxes was partially offset by increased losses incurred year-over-year including the impact of losses generated in our foreign jurisdictions. We maintain a valuation allowance against our net deferred tax assets as June 30, 2022.

Liquidity and Capital Resources

Our principal sources of liquidity have been and continues to be our cash and cash equivalents and cash flows from operations. The following tables set forth our cash and cash equivalents and working capital as of June 30, 2022 and December 31, 2021 and our cash flows for the six months ended June 30, 2022 and 2021:

	June 30, 2022	December 31, 2021
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$195,832	$154,703
Working capital	256,757	264,157

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Consolidated Cash Flow Data:
Net cash provided by operating activities	$9,610	$26,715
Net cash used in investing activities	(2,110)	(2,914)
Net cash provided by (used in) financing activities	35,303	(12,822)

As of June 30, 2022, we had cash, cash equivalents and restricted cash of $198.9 million and net accounts receivable of $67.8 million.

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

During the six months ended June 30, 2022, cash provided by operating activities was $9.6 million, primarily resulting from net cash provided by changes in our operating assets and liabilities of $44.1 million and net non-cash adjustments of $14.8 million, partially offset by our net loss of $49.3 million. Net cash provided by changes in our operating assets and liabilities during the six months ended June 30, 2022 was primarily due to a $17.6 million decrease in accounts receivable due to collections during the period; a $21.4 million decrease in prepaid income taxes; a $3.8 million increase in accrued income taxes; a $2.2 million decrease in inventory; a $1.2 million decrease in prepaid expenses; and a $23.0 million increase in deferred revenue due to the timing of revenue recognition. These sources of cash were partially offset by a $13.9 million decrease in accounts payable due to timing of vendor payments; and a $11.4 million decrease in accrued expenses due to the timing of certain accrual payments.

Investing Activities

Our investing activities have consisted primarily of expenditures for lab and computer equipment and software to support the development of new products. In addition, our investing activities included expansion of and improvements to our facilities. As our business expands, we expect that we will continue to invest in these areas.

Net cash used in investing activities during the six months ended June 30, 2022 was $2.1 million, consisting of purchases of property and equipment and software licenses.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2022 was $35.3 million, which was mainly due to the $39.5 million received from the SPA with Verizon Ventures LLC on April 18, 2022, net of issuance costs of $0.1 million, combined with proceeds from the exercises of stock options of $0.3 million. These amounts were partially offset by employee taxes paid related to net share settlement of equity awards of $1.6 million, primarily due to certain RSUs that vested during the six months ended June 30, 2022; repurchases of treasury stock of $1.2 million; and debt principal repayments of $1.5 million.

Term Loan and Revolving Credit Facilities

On December 20, 2016, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, various lenders and JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as joint lead arrangers and joint bookrunners, providing for:

•
a term loan facility, or the Term Loan of $300.0 million; and
•
a revolving credit facility of up to $25.0 million in revolving credit loans and letters of credit.

As of June 30, 2022 and December 31, 2021, we had borrowings of $276.7 million and $278.2 million, respectively, outstanding under the Term Loan. On December 20, 2021, the revolving credit facility matured.

Borrowings under the Term Loan bear interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at our option, a base rate (defined as the highest of (x) the JPMorgan Chase, N.A. prime rate, (y) the federal funds effective rate, plus one-half percent (0.50%) per annum and (z) a one-month Eurodollar rate plus 1.00% per annum) plus an applicable margin. The applicable margin for borrowings under the Term Loan is 4.00% per annum for Eurodollar rate loans (subject to a 1.00% per annum interest rate floor) and 3.00% per annum for base rate loans. The interest rates payable under the Term Loan are subject to an increase of 2.00% per annum during the continuance of any payment default.

For Eurodollar rate loans, we may select interest periods of one, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. We have the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at our option, subject, in the case of Eurodollar rate loans, to breakage costs if the conversion is effected prior to the end of the applicable interest period. As of June 30, 2022, the interest rate on the Term Loan was 6.25% per annum, which was based on a three-month Eurodollar rate of 2.25% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. As of December 31, 2021, the interest rate on the Term Loan was 5.00% per annum, which was based on a one-month Eurodollar rate, at the applicable floor of 1.00% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans.

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

In addition, we are required to make mandatory prepayments under the Term Loan with respect to (i) 100% of the net cash proceeds from certain asset dispositions (including casualty and condemnation events) by us or certain of our subsidiaries, subject to certain exceptions and reinvestment provisions, (ii) 100% of the net cash proceeds from the issuance or incurrence of any additional debt by us or certain of our subsidiaries, subject to certain exceptions, and (iii) 50% of our excess cash flow, as defined in the credit agreement, subject to reduction upon our achievement of specified performance targets.

The Term Loan is secured by, among other things, a first priority security interest, subject to permitted liens, in substantially all of our assets and all of the assets of certain of our subsidiaries and a pledge of certain of the stock of certain of our subsidiaries, in each case subject to specified exceptions. The Term Loan contains customary affirmative and negative covenants, including certain restrictions which are currently in effect based upon our total net leverage ratio, such as our ability to pay dividends and repurchase outstanding shares. As of June 30, 2022 and December 31, 2021, we were in compliance with all applicable covenants of the Term Loan.

Tax Cuts and Jobs Act

Of our total cash and cash equivalents of $198.9 million as of June 30, 2022, $110.4 million was held by our foreign subsidiaries. The TCJA established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. As of June 30, 2022, we had $27.9 million of undistributed earnings in China that are not indefinitely reinvested. The remaining unremitted earnings of our foreign subsidiaries are either indefinitely reinvested or could be remitted with an immaterial tax cost.

The TCJA included a provision requiring companies to capitalize all of their research and development costs incurred in tax years beginning after 2021. As a result, research and development costs can no longer be expensed as incurred for tax purposes, and must be capitalized and amortized, 5 years for domestic research and 15 years for international. While it is possible that Congress may retroactively defer, modify or repeal this provision, any such actions would be accounted for in the period of enactment. Absent such Congressional action, this change in tax law will result in significant cash tax payments and have a material adverse effect on our liquidity.

Securities Purchase Agreement with Verizon Ventures LLC

On April 18, 2022, we entered into an SPA with Verizon Ventures LLC providing for the private placement of an aggregate of 9.3 million shares of our common stock, par value $0.001 per share, at a price of $4.24 per share, for an aggregate purchase price of approximately $39.5 million.

We filed a resale registration statement with the SEC on May 17, 2022, and intend to use the net proceeds from the private placement for general corporate purposes.

Stock Repurchase Program

On February 21, 2019, we announced a stock repurchase program under which we were authorized to repurchase up to $75.0 million of our common stock. During the six months ended June 30, 2022, we repurchased approximately 0.2 million shares for a total cost of approximately $1.2 million. During the six months ended June 30, 2021 we did not repurchase any shares. As of June 30, 2022, approximately $60.2 million remained authorized for repurchases of our common stock under the stock repurchase program. However, based on our net leverage ratio at June 30, 2022, as described in Note 9 of the above notes to the condensed consolidated financial statements, our ability to repurchase shares is currently restricted. The stock repurchase program has no expiration date and does not require us to purchase a minimum number of shares, and we may suspend, modify or discontinue the stock repurchase program at any time without prior notice.

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

Interest Rate Sensitivity

As described above, we have a credit agreement that provides us with a Term Loan of $300.0 million. Borrowings under the Term Loan bear interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at our option, a base rate (defined as the highest of (x) the JPMorgan Chase, N.A. prime rate, (y) the federal funds effective rate, plus one-half percent (0.50%) per annum and (z) a one-month Eurodollar rate plus 1.00% per annum) plus an applicable margin. The applicable margin for borrowings under the Term Loan is 4.00% per annum for Eurodollar rate loans (subject to a 1.00% per annum interest rate floor) and 3.00% per annum for base rate loans.

As a result of the interest rate floor and our election to select longer interest rate periods, also as described above, through June 30, 2022, we have not been materially impacted by recent interest rate increases. However, we will incur increased interest expenses subsequent to June 30, 2022. Based on the amount of borrowings outstanding as of June 30, 2022, an increase or decrease of 10% in the Eurodollar rate as of June 30, 2022 would cause a pre-tax decrease and increase, respectively, to our earnings and cash flows of approximately $0.6 million per year, assuming such rate was to remain in effect for a year.

Other than as described above, there have been no material changes to our market risks related to foreign currency exchange and interest rate sensitivity as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Inflation Risk

The Company has experienced a significant increase in the costs of components and subcontract manufacturing of our products, as well as increased operating expenses as a result of recent increases in inflation, which we are not able to fully recover through price increases to our customers. While it is not possible to measure or estimate the direct impact, continued period of high inflation could have a material adverse effect on our business, operating results and financial condition.

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

On May 29, 2019, John Shen filed a putative shareholder class action complaint in the Massachusetts Superior Court of Essex County, John Shen v. Casa Systems, Inc, et al., Civil Action No. 1977CV00787, against us; certain of our current and former executive officers and directors; Summit Partners, our largest investor; and the underwriters from our December 15, 2017, initial public offering, or IPO. On July 3, 2019, Mirza R. Baig filed a similar putative shareholder class action complaint in the Massachusetts Superior Court of Essex County, Mirza R. Baig v. Casa Systems, Inc., Civil Action No. 1977CV00961, against the same defendants. The two matters were subsequently consolidated and transferred to the Business Litigation Session of the Massachusetts Superior Court, Suffolk County, John Shen v. Casa Systems, Inc, et al., Civil Action No. 19-CV-03203-BLS2 and Mirza R. Baig v. Casa Systems, Inc., Civil Action No. 19-CV-03204-BLS2. The complaints, as later amended on November 12, 2019, purported to be brought on behalf of all purchasers of our common stock in and/or traceable to the IPO. The complaints generally alleged that (i) each of the defendants violated Section 11 and/or Section 12(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, because documents related to the IPO, including our registration statement and prospectus were materially misleading by containing untrue statements of material fact and/or omitting to state material facts necessary to make such statements not misleading and (ii) the individual defendants and Summit Partners acted as controlling persons within the meaning and in violation of Section 15 of the Securities Act. Plaintiffs sought, among other things, compensatory damages, costs and expenses, including counsel and expert fees, rescission or a rescissory measure of damages, and equitable and injunctive relief. On January 12, 2021, the court granted motions to dismiss filed by the defendants. On February 22, 2021, plaintiffs filed notice of appeal, but have not yet filed an appeal to date.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or the 2021 10-K, which could materially affect our business, financial condition or future results. As a supplement to the risk factors identified in the 2021 10-K, below we have set forth a new risk factor (regarding inflation). Other than as provided below, there have been no material changes from the risk factors previously disclosed in the 2021 10-K.

Risks Related to Our Operations

Rising inflation rates could negatively impact our revenues and profitability if increases in the prices of our products and services or a decrease in customer spending results in lower sales. If we are not able to pass cost increases on to our customers, our gross margin and net income would be adversely affected, and the adverse impact may be material. In addition, rising inflation rates have resulted in a significant increase in interest rates, which will also have an adverse impact on our financial results.

Recent significant increases in inflation rates may result in decreased demand for our products and services, increased manufacturing and operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In an inflationary environment, because certain of our customer contracts provide for fixed pricing and/or due to our competitor’s pricing strategies, we may be unable to raise the sales prices of our products and services at or above the rate at which our costs increase, which would reduce our profit and operating margins and could have a material adverse effect on our financial results. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in customer spending or a negative reaction to any price increases we are able to implement. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth. In addition, the United States Federal Reserve has raised, and may continue raise, interest rates in response to concerns about inflation. We have significant outstanding debt that carries interest at variable rates, and thus, increases in interest rates have a material adverse impact on our profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On December 14, 2017, the SEC declared our registration statement on Form S-1 (File No. 333-221658) for our initial public offering, or IPO, effective. The net offering proceeds to us from the IPO, after deducting underwriting discounts of $6.3 million and offering expenses payable by us totaling $4.1 million, were approximately $79.3 million. No offering discounts, commissions or expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on December 15, 2017 pursuant to Rule 424(b)(4). As of June 30, 2022, we had not used any of the net offering proceeds and we have invested the proceeds into an investment portfolio with the primary objective of preserving principal and providing liquidity without significantly increasing risk.

Stock Repurchase Program

The following table sets forth information with respect to repurchases of shares of our common stock during the three-month period ended June 30, 2022:

Casa Systems, Inc. Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)		(In thousands)	(In thousands)
April 1 - April 30, 2022	—	$—	—	$60,234
May 1 - May 31, 2022	—	$—	—	$60,234
June 1 - June 30, 2022	—	$—	—	$60,234

(1)
The calculation of average price included above excludes the cost of commissions.

(2)
On February 21, 2019, we announced that our board of directors authorized the repurchase of up to $75.0 million of our common stock under a stock repurchase program. From inception through June 30, 2022, we repurchased approximately 3.6 million shares under the program. The stock repurchase program has no expiration date and does not require us to purchase a minimum number of shares. We may suspend, modify or discontinue the stock repurchase program at any time without prior notice.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38324) filed on December 19, 2017)

3.2	By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38324) filed on December 19, 2017)

10.1†	Form of Restricted Stock Unit Agreement under 2017 Stock Incentive Plan

10.2

Securities Purchase Agreement, dated as of April 18, 2022, among Casa Systems, Inc. and Verizon Ventures LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38324) filed on April 18, 2022)

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

† Indicates a management contract or any compensatory plan, contract or arrangement.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASA SYSTEMS, INC.

Date: August 4, 2022	By:	/s/ Jerry Guo
Jerry Guo
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Edward Durkin
Edward Durkin
Chief Financial Officer (Principal Financial Officer)