Form 10-K
period 2022-12-31
Casa Systems Inc
filed 2023-03-15
CIK 1333835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Common Stock on The Nasdaq Global Select Market on June 30, 2022 was approximately $159.5 million.

The number of shares of Registrant’s Common Stock outstanding as of March 7, 2023 was 95,851,524.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2023 Annual Stockholders’ Meeting expected to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “should,” “expects,” “plans,” “anticipates,” “would,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•
our ability to successfully refinance our term loan at reasonable rates and customary economics prior to its contractual maturity date of December 20, 2023 and therefore continue as a going concern;
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
•
our ability to return to operating profitability in the future;
•
our ability to further penetrate our existing customer base and obtain new customers;
•
changes in our pricing policies, whether initiated by us or as a result of competition;
•
the amount and timing of operating costs and capital expenditures related to the operation and expansion of our business;
•
the ongoing effects of the COVID-19 pandemic on our supply chain;
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
•
global impacts of inflation and actions taken by central banks to counter inflation;
•
the costs and possible outcomes of any contingent liabilities, as well as legal actions or proceedings against us, including those described under “Part I, Item 3 – Legal Proceedings”;
•
general economic conditions, both domestically and in foreign markets, including new macro-economic recession concerns, a potential economic downturn, or inflationary conditions;
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

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. The principal risks and uncertainties affecting our business include the following:

•
We are a party to a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, various lenders and JPMorgan Chase Bank, N.A. and Barclays Bank PLU, providing for a (i) a term loan of $300 million, or the Term Loan, which is secured by, among other things, a first priority security interest, subject to permitted liens, in substantially all of the Company’s assets and all of the assets of certain of its subsidiaries and a pledge of certain of the stock of certain of its subsidiaries, in each case subject to specified exceptions. The Term Loan matures on December 20, 2023. Outstanding borrowings were $226.0 million at December 31, 2022. Because the Term Loan matures within one year and the Company, as of the filing date of this report, does not have committed financing or available liquidity to meet such debt obligations if they were to become due in accordance with their current terms, there is substantial doubt about our ability to continue as a going concern. We have engaged an advisory investment banking firm to assist us in pursuing refinancing options with our current Term Loan lenders, however, the likelihood of success of such efforts to secure refinancing prior to December 20, 2023 in an amount sufficient to continue operations cannot be definitively determined at this time.
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
•
Our converged cable access platform, or CCAP, solutions currently represent a significant percentage of our product sales and there is an expected transition to virtualized CCAP solutions by our cable broadband customers; our business would be adversely affected in the event we are unable to sell one or more of our CCAP products due to this expected technology transition, or the move to virtualized CCAP solutions does not offset any declines in our CCAP product offerings.
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
•
Rising inflation rates could negatively impact our revenue and profitability if increases in the prices of our products and services or a decrease in customer spending results in lower sales.
•
We have outstanding debt that could limit our ability to make expenditures and investments in the conduct of our business and adversely impact our ability to obtain future financing.
•
Litigation could distract management, increase our expenses or subject us to material monetary damages and other remedies.
•
We may continue to experience the negative effects of the COVID-19 pandemic on our supply chain, which has had, and may continue to have, an adverse effect on our revenues and results of operations.
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
•
Insiders have substantial control over us, which could limit the ability of non-insiders to influence the outcome of key transactions, including a change of control.
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

We offer scalable solutions that can meet the evolving bandwidth needs of our customers and their subscribers. Our first installation in a service provider’s network frequently involves deploying our broadband products in only a portion of the provider’s network and, for our cable products, with only a fraction of the product's full capacity enabled at the time of initial installation. Over time, our customers have generally expanded the use of our solutions to other areas of their networks to extend network coverage or increase network capacity.

Our solutions are commercially deployed in over 70 countries by more than 475 customers, including regional service providers as well as some of the world’s largest Tier 1 CSPs, serving millions of subscribers. Our principal customers include Charter Communications, Rogers, Videotron, T-Mobile, Verizon, AT&T, Bell Canada, Cable One, Mediacom, Windstream, and Lumen in North America; Televisa/IZZI Mexico, Megacable Mexico, Cablevision Argentina, Claro Brazil, America Móvil and Claro Colombia in Latin America; Liberty Global, Vodafone and DNA Oyj in Europe; and NBN, Jupiter Communications, Beijing Gehua CATV Networks, Softbank, Kbro, Guangdong Cable, TRUE and CNS in Asia-Pacific.

Our revenue for the years ended December 31, 2022, 2021 and 2020 was $286.5 million, $401.3 million, and $393.2 million, respectively. Our net (loss) income for the years ended December 31, 2022, 2021 and 2020 was $(79.2) million, $3.2 million, and $24.8 million, respectively. As of December 31, 2022, and 2021, our total assets were $398.3 million and $468.7 million, respectively.

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
•
increasing need for greater uplink bandwidth from home or office to the cloud; and
•
increased network data traffic as subscribers worked from home throughout the COVID-19 pandemic, and continuing into the future as employers adopt long-term hybrid workplace models.

Transformation of Communications Network Infrastructure

To meet the growing demand for utility-grade broadband connectivity, service providers are undertaking a significant transformation in network architecture from the core of the network all the way through to the customer premise equipment, or CPE. Three key trends are evident in this transformation and, we believe, are important for our growth: densification, network convergence, and cloudification.

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

Adoption of 5G

•
Fifth Generation, or 5G, Mobile Networks. 5G, the latest generation of cellular technology, is changing the way people live and work. 5G enables a significant increase in the amount of data transmitted over wireless networks due to more available bandwidth and advanced antenna technology. Engineered to provide speeds higher than 2 Gbps, 5G also offers improved capacity, scale, latency and reliability. In upgrading to 5G, CSPs will require new core and access infrastructure. By 2028, some estimates predict that 85% of the world’s population will be covered by 5G networks, and 5G subscriptions are forecast to grow to 5.0 billion. As a result, we believe that demand from our existing and new customers for our 5G core, access infrastructure and customer premise devices will be an important driver of our growth for the next several years.
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

Accelerating Adoption of Virtualization Solutions and Distributed Access Architectures by Major Cable Operators

We believe major cable operators are rapidly moving toward more software-driven architectures and virtualized software solutions. Virtualized software solutions that are decoupled from underlying hardware and run on commercial-off-the-shelf, or COTS servers and/or cloud-native architectures allow for significantly increased efficiencies, upgradability, configuration flexibility, service agility and scalability not feasible with hardware-centric approaches. We believe a software-based cable access solution can significantly reduce cable operator facility costs, especially costs related to physical space and power consumption, and increase operational efficiency, and that the deployment of these systems will be an important step in cable operators’ transition to all-IP networks.

In addition to centralized cable access solutions, we believe there is accelerating interest in distributed access solutions, particularly in competitive gigabit service markets where cable operators are competing with fiber-to-the-home (FTTH) services and are extending fiber networks deeper into their access networks. A distributed access architecture (DAA) coupled with a software-based cable access solution running on COTS servers at a headend, and the distribution of DAA nodes closer to end users, alleviates the power and space requirements of centralized systems at headend sites due to the fact that the radio frequency (RF) processing is distributed into the field outside of the headend. We believe this distributed architecture will enable service providers to efficiently scale to support growth.

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

We expect to continue to generate revenue in the future from growth in the cable market and increased revenue from sales of both wireless and fixed-line broadband solutions to new and existing customers. We believe there is an opportunity for us to take new market share as wireless and fixed-line broadband networks continue to converge.

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

Our Axyom software platform offers a large catalog of ultrabroadband services, while our Axyom Virtual Management Controller, or VMC, provides life-cycle VNF Management, element management system functions and Northbound interfaces to Network Function Virtualization, or NFV, Orchestrators and SDN Controllers. With the ability to support multiple application level key performance indicators, or KPIs, the VMC provides the control and visibility needed to orchestrate large numbers of VNFs instances running simultaneously and to manage them through their lifecycle.

Each Casa VNF is designed around the following design principles:

•
Supports stateless processing – Axyom VNFs are designed to use a centralized in-memory data store for state and subscriber/session information.
•
Can be orchestrated – Axyom VNFs have been integrated with several industry leading orchestration solutions, such as NetCracker, HP Enterprise and Amdocs.
•
Composed of microservices – Our microservices operate at web-scale and can be individually managed. They include core microservices that implement business logic and support microservices that support all VNFs. Overall Axyom microservices are designed to be self-contained so that they can be individually upgraded and also chained clustered into VNFs and services. This cloud native approach provides maximum flexibility and operational efficiency.
•
Supports convergence solutions – Many service providers serve a combination of mobile, fixed and cable broadband subscribers. Our Axyom software platform not only delivers optimized solutions specific to mobile, fixed and cable broadband networks, but Axyom is also designed to support converged solutions. We also provide microservices that can share a common User Plane Function, or UPF, in a multi-access environment, capabilities that provide service providers with common and superior resource management.
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

Expand our Customer Base by Expanding the Breadth of Solutions Sold to Customers

We intend to sell additional solutions to our growing installed base of CSPs, particularly as they increasingly offer converged services to their subscribers. We have invested in developing a cloud-native platform that allows us to rapidly provide new applications and services to our customers. While we initially focused on providing solutions for cable service providers due to our founders’ experience in the cable industry, the commonalities between fixed and wireless network architectures have allowed us to expand our solutions into the wireless and fixed-line broadband markets. Our wireless and fixed-line broadband solutions have been purchased by several customers, including Tier 1 network operators globally.

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

Solutions and Technology

We offer end-to-end cloud-native, virtual, physical and distributed infrastructure and customer premise network solutions that enable our customers to provide wireless and fixed-line broadband services to consumers and enterprises.

Wireless

Network Core

•
Virtual Evolved Packet Core, or vEPC. Virtualizing the LTE EPC allows service providers to reduce network operating costs, improve network efficiency and deploy new services faster. Built from the ground up, our vEPC is optimized for virtualized environments and implements control and user plane separation, or CUPS. It can be deployed stand alone or in conjunction with our other core network products, such as our Security Gateways and Small Cell Gateways.
•
5G Core. We built our 5G core, converged to support wireless and fixed-line broadband networks, to help service providers implement the shift from a single, one-size-fits-all core network toward a core that provides different logical networks, or “slices”, for different traffic requirements to support new use cases, including IoT, Enhanced Mobile Broadband, and Mission Critical Services. Our 5G core delivers several important features including:
o
higher Gbps per vCPU;
o
a solution deployable in containers with virtual machines, or VMs, or bare metal;
o
location-independent placement of the control and user planes in a CUPS architecture;
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

Axyom Element Management System, or AeMS

•
We designed our AeMS to make small cell deployment and management more efficient for service providers as they expand and evolve their mobile access networks. Our virtualized AeMS provides full life-cycle management, which allows the provider to manage large scale deployments of small cells within complex network environments. It includes key management tools that facilitate integration with existing networks and increase radio access network utilization with zero-touch plug and play configuration of small cells. The AeMS provides visibility and access to all modules from a single-pane-of-glass dashboard, which gives service providers the ability to monitor and control small cells efficiently and effectively. In 2020 we expanded our AeMS to use cases beyond small cell deployment management and have connected our distribution point unit, or DPU. In future years, we expect to add to our fixed wireless access solutions.

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

Virtual Deployment

•
Cable service providers are actively evaluating virtualized versions of network functions, as well as software-defined networking control and orchestration to enable faster service creation and more nimble response to changes in service and bandwidth demand. In cable access networks, this trend is accompanied by fiber-deep strategies that push required ultra-broadband bandwidth closer to subscribers. Our Distributed Access Architecture, or DAA, solutions and virtual converged cable access platform, or vCCAP, create a secure, scalable, high-performance next-generation cable access network.
•
Our vCCAP provides all the features of our C100G CCAP on COTS servers in a flexible architecture that enables independent scaling of control and data planes. We built our vCCAP on our Axyom modular software framework for the cloud from the ground up. It delivers high performance and deployment flexibility in edge or core environments. Our virtual solutions also enable migration from physical network functions, or PNFs, to VNFs with a common management interface to both.
•
While our customers continue primarily to rely on their existing i-CCAP infrastructure to provide gigabit broadband service to their customers, our vCCAP and DAA products have been deployed by several of our customers, and as of December 31, 2022, we are currently in over 70 trials with our customers globally.

Centralized Deployment

Integrated CCAP – C100G and C40G

•
Our C100G CCAP combines (i) cable modem termination system, or CMTS, functionality, which enables IP data transport from data centers to end users over cable networks, including voice over IP, or VoIP, and (ii) edge-quadrature amplitude modulation, or Edge-QAM, functionality to enable video delivery over cable networks in one integrated chassis. We believe our C100G CCAP was the first solution offering full CCAP functionality, allowing the delivery of voice, video and data on a single platform. Our C100G CCAP also features high downstream speeds of up to 10 gigabits per second, high upstream channel capacity, and low space and energy consumption requirements. Using our C100G CCAP, our customers whose networks are configured for DOCSIS 3.0 can adopt DOCSIS 3.1 through either a software upgrade or a simple line card addition, while continuing to service their customers who use DOCSIS 3.0 modems. We are also able to increase capacity for our C100G CCAP through channel expansions, which are delivered via software-enabled increases in bandwidth capacity. We believe that our software-centric approach will enable us to seamlessly provide our customers with future updates as standards evolve.
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

Virtualized Broadband Network Gateway Router and Multiservice Router

•
Our virtualized broadband network gateway, or vBNG, router provides advanced subscriber management and routing capabilities in a cloud-native, virtualized solution. By separating the control and data plane functions, our vBNG enables elastic scaling and service agility, while allowing the service provider to put the control and data planes where they make most sense. Accordingly, our vBNG can be deployed in either centralized architectures (on the same server in the data center or central office) or distributed ones (at the network edge or node closer to the end user). Our vBNG is deployed as a service on our Axyom NFV Framework. It is convergence-ready with built-in access gateway functions, or AGF, interfacing with our 5G core. We support data plane slicing based on service (converged/legacy) with dynamic control of the slice from our 5G core. At the 2019 Broadband World Forum, we demonstrated how our vBNG and 5G core could enable subscribers to use services seamlessly as they move between mobile and fixed connectivity. This solution won us the Broadband Forum Innovation Award for 5G in 2019.
•
Our fixed-line broadband portfolio includes our disaggregated Multi-Service Router, or MSR. Our MSR is built on commercial off-the-shelf switching platforms that use merchant silicon. Our MSR supports the BNG data plane on merchant silicon. It offers industry-leading throughput and capacity in a one rack-unit form factor. Our MSR operates with the vBNG control plane being separated on a server at any centralized location or integrated right within the switch CPU. Service providers therefore can pick and choose the type of data plane at each location based on scale and throughput needs. Our MSR is also a full-fledged Provider Edge, or PE, router. It supports layer 2 multi-protocol layer switching and layer 3 virtual private networks with resource reservation protocol for traffic engineering and Fast Re-route, a technology to provide fast traffic recovery upon link or router failures for mission critical services. It also supports edge access functions. Our MSR therefore offers the functionality of a BNG, PE Router, and Top-of-Rack switch all rolled into one.
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

Fiber Extension (Fiber-to-the-Distribution-Point)

•
Our Fiber Extension (Fiber-to-the-Distribution-Point), or FTTdp, solutions allow service providers to extend the fiber running in the street or basement, utilizing the copper lead-ins at an end user’s premises. The solution consists of a distribution point unit, or DPU, which is installed outside of the home or in the basement of a multi-dwelling unit and a Network Connection Device, or NCD, which is installed inside the home. Our DPUs are reverse powered from the NCD when there is no power source available at the location of the DPU and where installing local power is costly and time consuming for the service provider. Our FTTdp solutions offer a cost- and time-effective means to provide a fiber-to-the-home experience to the end user and the operator, reducing time delays and cost overruns where the fiber penetration into buildings becomes problematic. Our portfolio focuses on cost optimization for service providers, with solutions ranging from software through to accessories that enhance the installation process.

Residential Broadband

•
We sell residential broadband gateways for customer premises in Australia and New Zealand. We added these devices to our product portfolio from our acquisition of NetComm. These devices allow customers to connect to very high-speed DSL, or asymmetric DSL, or fiber services including fiber-to-the-node, -basement, and -home services when available. Our fixed-line broadband devices range from entry level gateways to high-performance devices that support triple-play services covering high-speed data transmission, multi-HD/4K IPTV and over-the-top video streaming, as well as high quality VoIP phone calls. We combine the latest generations of Wi-Fi with our powerful CloudMesh portfolio of Wi-Fi mesh hardware, automated Wi-Fi optimization software and Wi-Fi analytics. These options ensure fast and reliable connections to multiple devices throughout the home and office, while also optimizing costs for the operator by reducing support call loading.

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

We primarily compete with larger and more established companies in the CSP market, such as Adtran, Cisco, CommScope, Ericsson, Huawei, Inseego, Nokia and Samsung, as well as a number of other suppliers of networking equipment and solutions to CSPs, such as Harmonic and Mavenir.

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

Research and Development

Our research and development efforts are focused on developing new solutions for the cable, wireless and fixed-line broadband markets and enhancing our current solutions to meet the current and future needs of our customers. We aim to be first to market with deployable, innovative solutions. We are willing to invest early in research and development and take technological risks to meet these goals. We also seek to enhance our technological innovation through our partnerships with industry standard-setting organizations and groups, such as CableLabs, 3GPP, and Wi-Fi Alliance. These efforts position us to be able to advance industry standards while evolving our solutions to meet those new standards.

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

We have obtained or applied for patents and have registered or applied for trademarks and service marks in the United States and in many foreign countries. At December 31, 2022, we held ten U.S. patents, with expiration dates through 2040, and had multiple patent applications pending with the U.S. Patent and Trademark Office. We have also registered or applied to register various trademarks and service marks in the United States and a number of foreign countries, including for Casa Systems, NetComm and our four-triangle pyramid logo.

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

As of December 31, 2022, we employed 1,043 full-time employees, of which 292 were located in the United States and 751 were located outside the United States. Our workforce as of December 31, 2022 consisted of 691 employees in engineering and research and development, 171 employees in sales and marketing, 96 employees in general and administrative, 52 employees in manufacturing and 33 employees in services and support. None of our employees are represented by unions. We consider our relationship with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.

Our human capital resource objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and future employees. We strive to attract and retain the most talented employees in the industry and across the globe by offering competitive compensation and benefits that support their health, and financial and emotional well-being. Our compensation philosophy is based on rewarding each employee’s individual contributions and striving to achieve equal pay for equal work regardless of gender, race or ethnicity. We use a combination of fixed and variable pay, including base salary, bonuses, and stock-based compensation. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees and directors through the granting of stock-based compensation awards. We offer employees benefits that vary by country and are designed to meet or exceed the requirements of local laws and to be competitive in the marketplace. Examples of benefits offered in the U.S. include a 401(k) plan with employer matching contributions; health benefits; life, business travel and disability insurance; additional voluntary insurance; paid time off and parental leave; paid counseling assistance; child and elder care assistance; family college planning and corporate discounts. For further information concerning our equity incentive plans, see Note 12, Stock-based Compensation, to our accompanying financial statements.

We conduct annual assessments that review department goals to identify talent needs, assess how each division is positioned from a talent perspective, review the current state of talent vitality for each department, review key talent segments and prioritize actions to identify and develop talent. We periodically consider succession plans and focus on promoting internal talent to help grow our employees' careers. We encourage all employees to never stop learning through “Casa Systems University,” an on-line platform offering our employees continued learning on various technology and business topics.

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

Item 1A. Risk Factors.

Our business is subject to numerous risks. The following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in this Annual Report on Form 10-K and other filings with the SEC, press releases, communications with investors, and oral statements. Actual future results may differ materially from those anticipated in our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

Risks Related to our Business

Risks Related to Our Financial Condition

If we are not able to refinance our Term Loan, we may not be able to generate enough cash flow to meet our debt obligations, causing substantial doubt about our ability to continue as a going concern.

Outstanding borrowings under our Term Loan were $226.0 million as of December 31, 2022, which matures on December 20, 2023. Because the Term Loan matures within one year and, as of the filing date of this report, the Company does not have committed financing or available liquidity to meet such debt obligations if they were to become due in accordance with their current terms, there is substantial doubt about our ability to continue as a going concern. We continue to work with potential lenders to refinance the existing debt and have engaged an advisory investment banking firm to assist us with this effort. Although management believes that we will be able to extend or refinance our debt prior to maturity, there can be no assurances regarding the ultimate success or timing of any modification to our Term Loan.

If our efforts to refinance the Term Loan are unsuccessful, we may be required to take alternative measures in order to raise sufficient cash to fully repay the outstanding debt balance and raise sufficient capital with which to continue operations, which may include actions such as raising capital via equity transactions, sale of significant assets, and significant cost reduction measures. Any of these measures may have an adverse impact on our ability to execute our business plan, take advantage of future opportunities, fund research and development initiatives, or respond to competitive pressures or unanticipated financial requirements. The ultimate success of any such actions in sustaining our ability to continue as a going concern cannot be assured, and no assurance can be given that such financing or asset sales will be available or, if available, that they will be on commercially favorable terms. Moreover, a favorable financing may be dilutive to investors.

We have outstanding debt that could limit our ability to make expenditures and investments in the conduct of our business and adversely impact our ability to obtain future financing.

As of December 31, 2022, we had $226.0 million of outstanding borrowings under our Term Loan, which matures on December 20, 2023. We may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due in respect of our indebtedness. We may be required to dedicate significant cash flows from operations to make such payments, which could limit our ability to make other expenditures and investments in the conduct of our business. Our indebtedness may also reduce our flexibility in planning for or reacting to changes in our business and market conditions. Our indebtedness also exposes us to interest rate risk, since our debt obligations generally bear interest at variable rates. In addition, we may incur additional indebtedness in the future to meet future financing needs. If we add new debt, the risks described above could increase.

Our credit facility contains restrictive and financial covenants that may limit our operating flexibility.

Our credit facility contains certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event we incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, change business locations, make certain investments, make any payments on any subordinated debt, transfer or dispose of assets, amend certain material agreements, and enter into various specified transactions. We, therefore, may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders or prepay the outstanding amount under the credit facility. In addition to certain financial reporting requirements, the credit facility also contains a net leverage ratio covenant that may significantly reduce our available borrowings under such facilities.

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

Risks Related to Our Market

Risks Related to Market Dynamics

We believe the CSP industry is in the early stages of a major architectural shift toward the virtualization of networks and the use of networks with distributed architectures. If the architectural shift does not occur, if it does not occur at the pace we predict, or if the products and services we have developed are not attractive to our customers after such shift takes place, our revenue could decline.

We believe the CSP industry is in the early stages of transitioning to the virtualization of networks and the use of networks with distributed architectures. We are developing products and services that we believe will be attractive to our customers and potential customers who make that shift. Our strategy depends in part on our belief that the industry shift to a software-centric cloud-based architecture and increasing densification will continue. In our experience, fundamental changes like this often take time to accelerate, and the adoption rates of our customers may vary. As our customers determine their future network architectures and how to implement them, we may encounter delayed timing of orders, deferred purchasing decisions and reduced expenditures. These longer decision cycles and reduced expenditures may negatively impact our revenue or make it difficult for us to accurately predict our revenue, either of which could materially adversely affect our business, financial condition, results of operations and prospects. Moreover, it is possible that our customers may reverse or fail to expand upon current trends toward virtualization and distributed architectures, which could result in significantly reduced demand for the products that we have developed and currently plan to develop.

If we do not successfully anticipate technological shifts, market needs and opportunities, and develop new products and product enhancements that meet those technological shifts, needs and opportunities, we may not be able to compete effectively.

The CSP market, including fixed-line broadband and wireless, is characterized by rapid technological shifts and increasingly complex customer requirements to achieve scalable networks that accommodate rapidly increasing consumer demand for bandwidth. To compete effectively, we must continue to develop new technologies and products that address emerging technological trends and changing customer needs. The process of developing new technology is complex and uncertain, and the development of new offerings requires significant upfront investment that may not result in material improvements to existing products or result in marketable new products or costs savings or revenue for an extended period of time, if at all.

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

Our solutions are dedicated to enabling cable, wireless and fixed-line broadband service providers to deliver voice, video and data services over newer and faster ultra-broadband networks. As a result, our success depends significantly on these service providers’ continued deployment of, and investment in, their networks, which depends on a number of factors outside of our control. These factors include capital constraints, the presence of available capacity on legacy networks, perceived subscriber demand for ultra-broadband networks, competitive conditions within the CSP industry and regulatory issues. If CSPs do not continue deploying and investing in their ultra-broadband networks in ways that involve our solutions for these or other reasons, our business, financial condition, results of operations and prospects could be materially adversely affected.

Our continued growth depends on the pace and level of investment in 5G and 5G-related technologies.

We believe the CSP industry is in the early stages of a major architectural shift toward technologies and products related to 5G that include cloudification, virtualization, micro networks or network slicing, network densification, and 5G New Radio, or 5G NR, among others. We have invested heavily in products and solutions in these areas as we believe that they will represent significant future revenue and profitability for us. As 5G entails a fundamental shift in the way that wireless and fixed-line broadband markets are architected, the time required by our customers to evaluate and ultimately adopt 5G may be quite extended. If the adoption of 5G by our customers does not occur at the pace we predict, if our 5G products are not successful, or if our customers fail to make significant investments in 5G, our revenue could decline and our business, financial condition, results of operations, and prospects could be materially adversely impacted.

We have invested heavily in developing wireless and fixed-line broadband solutions, and we face risks in seeking to expand our platform into the wireless and fixed-line broadband markets.

We have invested heavily in developing wireless and fixed-line broadband solutions that are at an early stage of generating revenue. We cannot guarantee that these investments, or any of our other investments in research and development, will ever generate material revenue or become profitable for us, and the failure of these investments to generate positive returns may adversely impact our business, financial condition, results of operations and prospects. The wireless market makes up a substantial portion of our total potential addressable market. In addition, expanding our offerings into the wireless and fixed-line broadband markets presents other significant risks and uncertainties, including potential distraction of management from other business operations that generate more substantial revenue, the dedication of significant research and development, sales and marketing, and other resources to this new business line at the expense of our other business operations, and other risks that we may not have adequately anticipated.

Adverse economic conditions or reduced broadband infrastructure spending may adversely affect our business, financial condition, results of operations and prospects.

Our business depends on the overall demand for broadband connectivity. Weak domestic or global economic conditions, including fluctuating interest rates and inflation, fear or anticipation of such conditions or a reduction in broadband infrastructure spending even if economic conditions improve, could materially adversely affect our business, financial condition, results of operations and prospects in a number of ways, including longer sales cycles, lower prices for our products and services, reduced sales, and lower or no growth. Continued turmoil in the geopolitical environment in many parts of the world may also affect the overall demand for our products and services. Deterioration in global economic or political conditions could materially adversely affect our business, financial condition, results of operations and prospects in the future. A prolonged period of economic uncertainty or a downturn may also significantly affect the availability of capital and the terms and conditions of financing arrangements, including the overall cost of financing as well as the financial health or creditworthiness of our customers. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.

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

In the CSP market, we primarily compete with larger and more established companies, such as Adtran, Cisco, CommScope, Ericsson, Huawei, Inseego, Nokia and Samsung, as well as a number of other suppliers of networking equipment and solutions to CSPs, such as Harmonic and Mavenir.

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

Our customers tend to make large perpetual license purchases from us when initiating or upgrading services based on our solutions, followed by smaller purchases for maintenance and ongoing support. In addition, for our cable products, purchases by existing customers of capacity expansions can also involve large individual orders that may represent a significant portion of our revenue for a fiscal quarter, which may also have a significant impact on our quarterly gross margin due to these capacity expansions generating higher gross margins than our initial hardware-based deployments. As a result of all of these factors, our quarterly revenue and results of operations, including our gross margin, may be significantly impacted by one or a small number of large individual orders. For example, any cancellation of orders or any acceleration or delay in anticipated product purchases or the acceptance of shipped products by a large customer could materially affect our revenue and results of operations in any quarterly period. We may be unable to sustain or increase our revenue from other new or existing customers to offset the discontinuation of purchases by one of our larger customers. As a result, our quarterly revenue and results of operations are difficult to estimate and may fluctuate or decline materially from quarter to quarter.

In addition, historically there have been significant seasonal factors which may cause revenue to be greater for the first and fourth quarters of our fiscal year as compared to the second and third quarters. We believe that this seasonality results from a number of factors, including the procurement, budgeting and deployment cycles of many of our customers. These seasonal variations may cause our quarterly revenue and results of operations to fluctuate or decline materially from quarter to quarter.

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

Historically, certain of our customers have accounted for a significant portion of our revenue. For example, sales to Bell Canada represented 13% of our revenue for the year ended December 31, 2022; sales to AT&T represented 22% and 11% of our revenue for the years ended December 31, 2021 and 2020, respectively; and sales to National Broadband Network represented 20% of our revenue for the year ended December 31, 2020. Based on their historical purchasing patterns, we expect that our large customers will continue to account for a substantial portion of our revenue in future periods. However, we are party to ordinary course agreements with most of our customers. These agreements generally do not include binding annual purchasing commitments, and actual purchases can vary significantly from year to year. The fact that a customer represents a significant percentage of revenue in any given year does not guarantee or imply that the same customer will represent a similar or greater percentage of revenue in any future year. Additionally, our customers generally make purchases from us on a purchase-order basis rather than pursuant to long-term contracts, and those that do enter long-term contracts typically have the right to terminate their contracts for convenience. As a result, we generally have no assurances that these large customers will continue to purchase our solutions. We may also see consolidation of our customer base, which could result in loss of customers. In addition, some of our large customers have used, and may in the future use, the sizes and relative importance of their orders to our business to require that we enter into agreements with more customer-favorable terms than we would otherwise agree to and obtain price concessions. The loss of a significant customer, a significant delay or reduction in purchases by large customers or significant price concessions to one or more large customers could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our converged cable access platform, or CCAP, solutions currently represent a significant percentage of our product sales and there is an expected transition to virtualized CCAP solutions by our cable broadband customers; our business would be adversely affected in the event we are unable to sell one or more of our CCAP products due to this expected technology transition, or the move to virtualized CCAP solutions does not offset any declines in our CCAP product offerings.

Historically, we have generated the majority of our revenue from the cable market with our converged cable access platform, or CCAP. Since 2019, as we became more diversified via expansion of our target markets to include wireless and fixed-line broadband solutions, and following our acquisition of NetComm, the share of wireless and fixed-line broadband products in our revenue mix has increased. However, even as our business expands increasingly into wireless and fixed-line broadband solutions, we remain heavily dependent upon the sales of our CCAP solutions. In the event we are unable to market and sell these products or any future product that represents a substantial amount of our revenue, our business, financial condition, results of operations and prospects could be materially adversely affected.

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

Business practices in the international markets that we serve may differ from those in the United States. and may require us in the future to include terms other than our standard terms in customer contracts. To the extent that we may enter into customer contracts in the future that include non-standard terms related to payment, warranties or performance obligations, our business, financial condition, results of operations and prospects could be materially adversely affected.

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

We have significant operations in China, where many of the risks listed above are particularly acute. Import tariffs and other restrictions imposed by the United States government and related retaliatory action taken by China could significantly increase, among other things, which could cause an increase in the costs of raw materials, manufacturing of our products and costs for goods imported into the U.S., all of which could have a material adverse effect on our business and results of operations. Any such trade barriers could reduce customer demand for our products if our customers have to pay increased prices for our products as a result of such policies. In addition, such policies may have a similar impact on other suppliers and certain customers, which could increase the negative impact on our operating results or future cash flows. Although we have not experienced a significant increase in the cost of our operations, if we were to do so, our products could become less competitive than those of our competitors whose imports are not subject to these trade policies.

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

Developing our products is expensive, and the investment in product development may involve a long payback cycle or may result in investments in technologies or standards that do not get adopted in the timeframe we anticipate, or at all. For the years ended December 31, 2022, 2021 and 2020, our research and development expenses were $85.2 million, or approximately 29.7% of our revenue, $84.4 million, or approximately 21.0% of our revenue, and $84.4 million, or approximately 21.5% of our revenue, respectively. We expect to continue to invest in software and hardware development in order to expand the capabilities of our wireless and fixed-line broadband infrastructure solutions, introduce new products and features and build upon our technology leadership, and our research and development expenses may continue to increase in absolute dollars and as a percentage of revenue from 2022 to 2023. Our investments in research and development may not generate positive returns in a timely fashion or at all.

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

We have experienced rapid growth in the scope and complexity of our operations in recent years and are investing in growing our suite of solutions for cable, wireless and fixed-line broadband service providers. This has placed a strain on our management, administrative, operational and financial infrastructure. Our headcount increased from 743 as of December 31, 2018, to 1,043 as of December 31, 2022, and we anticipate continuing to increase our headcount as needed based on future growth. As we have grown, we have had to manage an increasingly larger and more complex array of internal systems and processes to scale with all aspects of our business, including our software development, contract manufacturing and purchasing, logistics and fulfillment and sales, maintenance and support. Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and continue to hire, train and manage new employees as needed. To manage domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting processes and procedures and implement more extensive and integrated financial and business information systems. We may not be able to successfully implement these or other improvements to our systems and processes in an efficient or timely manner, and we may discover deficiencies in their capabilities or effectiveness. Our failure to improve our systems and processes, or their failure to operate effectively and in the intended manner, may result in disruption of our current operations and customer relationships, our inability to manage the growth of our business, and our inability to accurately forecast our revenue, expenses and earnings.

If we are unable to hire, retain, train and motivate qualified personnel and senior management, our business, financial condition, results of operations and prospects could be adversely affected.

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

Also, to the extent we hire personnel from competitors, or from certain customers or other third parties whose employees we have agreed not to solicit, we may be subject to allegations that such personnel have been improperly solicited, that such personnel have divulged proprietary or other confidential information, or that former employers own certain inventions or other work product. Such claims could result in litigation.

Our future performance also depends on the continued services and continuing contributions of our senior management to execute our business plan and to identify and pursue new opportunities and product innovations. Our employment arrangements with our employees do not require that they continue to work for us for any specified period, and therefore, they could terminate their employment with us at any time. Further, the loss of members of our senior management team, sales and marketing team or engineering team, or any difficulty attracting or retaining other highly qualified personnel in the future, could significantly delay or prevent the achievement of our development and strategic objectives, which could materially adversely affect our business, financial condition, results of operations and prospects. We do not maintain “key person” life insurance on our officers, directors or key employees.

If we do not effectively expand and train our direct sales force, we may be unable to increase sales to our existing customers or add new customers, and our business will be adversely affected.

We depend on our direct sales force to increase sales with existing customers and to obtain new customers. As such, we have invested and will continue to invest substantially in our sales organization. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, retaining and integrating sufficient numbers of sales personnel to support our growth, particularly in international markets. In addition, we have increased the number of personnel in our sales and marketing departments over time, with headcount growing from 142 as of December 31, 2018, to 171 as of December 31, 2022. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire, retain or integrate into our corporate culture sufficient numbers of qualified individuals in the markets where we do business or plan to do business. If we are unable to hire, integrate and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new customers or increasing sales to our existing customer base, our business, financial condition, results of operations and prospects could be materially adversely affected.

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

Our contract manufacturers typically fulfill our supply requirements on the basis of individual orders. We do not have long-term contracts with our third-party manufacturers that guarantee capacity, the continuation of particular pricing terms or the extension of credit limits. Accordingly, they are not obligated to continue to fulfill our supply requirements, which could result in supply shortages and increases in the prices for manufacturing services on short notice. We may not be able to develop alternative contract manufacturers in a timely manner, or at all. If we add or change contract manufacturers or change any manufacturing plant locations within a contract manufacturer network, we would add additional complexity and risk to our supply chain management.

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

Should any of the above events occur, we could be subject to significant claims for liability from our customers, employees or others and regulatory investigations or actions from governmental agencies. In addition, our ability to protect our intellectual property rights could be compromised and our reputation and competitive position could be significantly harmed. Any regulatory, contractual or other actions, litigation, investigations, fines, penalties and liabilities relating to any actual or alleged misuse or misappropriation of personal data or other confidential or proprietary information could be significant in terms of monetary exposure and reputational impact and necessitate changes to our business operations that may be disruptive to us. Additionally, we could incur significant costs in order to upgrade our cybersecurity systems, processes, policies and procedures and remediate damages. Consequently, our financial performance and results of operations could be materially adversely affected.

Risks Related to Acquisitions

We may invest in or acquire other businesses, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our business, financial condition, results of operations and prospects.

As part of our growth strategy, we may make investments in or acquire complementary companies, products or technologies. We do not have significant experience in making investments in other companies nor have we made a significant number of acquisitions to date, and as a result, our ability as an organization to evaluate and/or complete investments or acquire and integrate other companies, products or technologies in a successful manner is unproven. We may not be able to find suitable future investment or acquisition candidates, and we may not be able to complete such investments or acquisitions on favorable terms, if at all. Our acquisition of a target company, including our acquisition of NetComm, may not achieve the objectives we have outlined for our stockholders or strengthen our competitive position. Our past acquisitions, such as NetComm, or any investments or acquisitions we complete in the future, may not ultimately strengthen our competitive position or achieve our goals, and such investments or acquisitions could be viewed negatively by our customers, investors and securities analysts.

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

We have been and may in the future be involved from time to time in various legal proceedings, including, but not limited to, actions relating to breach of contract or intellectual property infringement that might necessitate changes to our business or operations. Regardless of whether any claims against us have merit, or whether we are ultimately held liable or subject to payment of damages, claims may be expensive to defend and may divert management's time away from our operations. If any legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations. Any adverse publicity resulting from actual or potential litigation may also materially and adversely affect our reputation, which in turn could adversely affect our results.

Risks Related to COVID-19 Pandemic

We may continue to experience the negative effects of the COVID-19 pandemic on our supply chain, which has had, and may continue to have, an adverse effect on our revenue and results of operations.

The effects of the COVID-19 pandemic caused disruptions in our global supply chain, and may continue to do so in the future. Throughout 2022 and 2021, we experienced shipping bottlenecks and shortages of supply that resulted in our inability to fulfill certain customer orders within normal lead times. This adversely impacted our revenue and operating results for the years ended December 31, 2022 and 2021. We have also seen, in some cases, significant increases in shipping costs. While we continue to work with our supply chain, contract manufacturers, logistics partners and customers to minimize the extent of such impacts, we expect the effects of global supply chain issues to continue and cannot predict if or when such effects will subside. This may prevent us from being able to fulfill our customers’ orders in a timely manner or at all, which could lead to one or more of our customers canceling their orders. At this time, we are neither able to estimate the extent of these impacts nor predict whether our efforts to minimize or contain them will be successful.

To the extent the COVID-19 pandemic created externalities that benefited our business, we expect that those externalities will not endure.

In addition to the negative impact on our business from global supply chain challenges related to COVID-19, we derived certain benefits that decreased certain operating expenses, such as travel and trade show expense. We also benefited from certain U.S. government tax relief measures, during the years ended December 31, 2022, 2021 and 2020. These benefits began to gradually diminish throughout 2022 and may continue to do so as the various geographies in which we operate continue to recover from the pandemic and we resume our typical travel and trade show activities and government tax relief measures lapse.

Recent years’ financial results may not be indicative of future results due to the disruptions to our business caused by the COVID-19 pandemic.

Due to the impacts from the COVID-19 pandemic and as described generally in this Annual Report on Form 10-K, and above, our results of operations for the years ended December 31, 2022, 2021, and 2020, are not necessarily indicative of the results to be expected in future periods. For example, increased demand for residential broadband services contributed to our strong revenue performance in 2020 and 2021. However, we cannot guarantee that such increased demand will continue in the future, or that such increased demand will lead to increased revenues for us. Additionally, predictions and estimates for future periods are necessarily uncertain given potential lingering effects of the pandemic, particularly with respect to our supply chain challenges, which could become exacerbated in the event of a resurgence of COVID-19. If supply chain disruptions or other negative impacts of the pandemic continue into the future, there would likely be a material adverse impact on our financial results and results of operations.

Risks Related to Inflation

Rising inflation rates could negatively impact our revenue and profitability if increases in the prices of our products and services or a decrease in customer spending results in lower sales. If we are not able to pass cost increases on to our customers, our gross margin and net income would be adversely affected, and the adverse impact may be material. In addition, rising inflation rates have resulted in a significant increase in interest rates, which will also have an adverse impact on our financial results.

Recent significant increases in inflation rates may result in decreased demand for our products and services, increased manufacturing and operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In an inflationary environment, because certain of our customer contracts provide for fixed pricing and/or due to our competitor’s pricing strategies, we may be unable to raise the sales prices of our products and services at or above the rate at which our costs increase, which would reduce our profit and operating margins and could have a material adverse effect on our financial results. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in customer spending or a negative reaction to any price increases we are able to implement. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth. In addition, the U.S. Federal Reserve has raised, and may continue to raise, interest rates in response to concerns about inflation. We have significant outstanding debt that carries interest at variable rates, and thus, increases in interest rates have a material adverse impact on our profitability.

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

Patent and other intellectual property disputes are common in the broadband industry and have resulted in protracted and expensive litigation for many companies. Many companies in the broadband industry, including our competitors and other third parties, as well as non-practicing entities, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims of patent infringement, misappropriation or other violations of intellectual property rights against us. As discussed in greater detail below, from time to time, they have or may in the future also assert such claims against our customers or certain of our business partners whom we typically indemnify against claims that our products infringe, misappropriate or otherwise violate the intellectual property rights of third parties.

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

Plaintiffs bringing intellectual property infringement and misappropriation claims often will target defendants perceived to have the deepest pockets. Our customers and certain of our business partners are often significantly larger than we are. As a result, plaintiffs may target our customers and business partners (as opposed to targeting us) for claims alleging infringement or misappropriation by our solutions. We have in the past, and expect that we will continue in the future, to receive demands for intellectual property indemnification from our customers and partners. While the liability we have incurred to date has not been material in any single case or in the aggregate, we cannot guarantee that in the future we will not incur a material liability under our indemnification obligations. Such a liability, were it to occur, could materially adversely affect our business, financial condition, results of operations and prospects.

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
•
the costs and possible outcomes of any contingent liabilities, as well as legal actions or proceedings against us, including those described under “Part I, Item 3 – Legal Proceedings”;
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
•
global impacts of inflation and actions taken by central banks to counter inflation; and
•
general economic conditions, both domestically and in foreign markets, including macro-economic recession concerns, a potential economic downturn, or inflationary conditions.

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
•
announcements of technological innovations, new products, strategic alliances, or significant agreements by us or by our competitors;
•
announcements by our customers regarding significant increases or decreases in capital expenditures;

•
departure of key personnel;
•
litigation involving us or that may be perceived as having an impact on our business;
•
changes in general economic, industry and market conditions and trends;
•
investors’ general perception of us;
•
the costs and possible outcomes of any contingent liabilities, as well as legal actions or proceedings against us, including those described under “Part I, Item 3 – Legal Proceedings”;
•
sales of large blocks of our stock; and
•
announcements regarding further industry consolidation.

We and certain of our current and former executive officers and current and former members of our board of directors have in the past been named as defendants in putative class action lawsuits relating to past decreases in the market price of our common stock. Because of the potential volatility of our stock price, we may become the target of additional securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

As of January 31, 2023, our directors, executive officers and 10% stockholders beneficially owned, in the aggregate, approximately 57.2% of our outstanding common stock. As a result, these stockholders could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

In addition to our outstanding common stock, as of January 31, 2023, there were 6,498,727 shares subject to outstanding options, 4,275,098 shares subject to outstanding restricted stock unit awards, or RSUs, 906,894 shares subject to outstanding performance-based restricted stock units, or PSUs, and an additional 6,642,502 shares reserved for future issuance under our equity incentive plans. Because we have registered all shares of common stock that may be issued under our equity incentive plans pursuant to a Registration Statement on Form S-8, any such registered shares that we issue can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

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

Our restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the Securities Act. On March 18, 2020, the Delaware Supreme Court, in Sciabacucchi v. Salzberg, et al., Civil Action No. 2017-0931-JTL (Del. Ch. Dec. 19, 2018), upheld the facial validity of such federal forum selection provisions.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly, and increased demand on our systems and resources, and will continue to do so, particularly now that we are no longer an emerging growth company. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. We will continue to require significant resources and management oversight in order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. We may need to hire more resources to comply with these requirements in the future, which will increase our costs and expenses. We are required to conduct annual evaluations of the effectiveness of our internal control over financial reporting, including to identify and remediate any deficiencies in those internal controls. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process for 2022, we identified material weaknesses in our internal control over financial reporting that we were unable to remediate before the end of the fiscal year, and therefore we were unable to assert that our internal controls are effective. As noted in “Part II, Item 9A – Controls and Procedures”, we have commenced a remediation program that will consume significant resources and management attention until such remediation initiatives are complete.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are increasing legal and financial compliance costs and making some activities more time-consuming. We have invested and will continue to invest in resources to comply with evolving laws, regulations and standards, and this investment has resulted and may continue to result in increased selling, general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

We are expanding our international operations and staff to better support our growth into international markets. We generally conduct our international operations through wholly-owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our corporate structure and associated transfer pricing policies contemplate the business flows and future growth into the international markets, and consider the functions, risks and assets of the various entities involved in the intercompany transactions. The amount of taxes we pay in different jurisdictions will depend to a significant degree on the application of the tax laws of the various jurisdictions to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements, any or all of which could result in additional tax liabilities or increases in, or in the volatility of, our effective tax rate.

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

Effective January 1, 2022, the Tax Cuts and Jobs Act of 2017 requires us to capitalize, and subsequently amortize R&D expenses over five years for research activities conducted in the United States and over fifteen years for research activities conducted outside of the United States. This will result in a material increase to our U.S. income tax liability and net deferred tax assets and a material decrease to our cash flows provided from operations. Furthermore, since we provide for a full valuation allowance against our U.S. deferred tax assets, this will have an adverse effect on our effective tax rate. The actual impact will depend on multiple factors, including the amount of R&D expenses incurred and whether the research activities are performed within or outside of the United States.

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

Our Term Loan matures on December 20, 2023, and we may need to raise additional funds to expand our operations and invest in new products. We may not be able to obtain additional debt or equity financing on favorable terms, if at all. Current capital market conditions, including the impact of inflation, have increased borrowing rates and, as we seek additional financing, we expect the cost of capital to increase significant compared to prior periods. Debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility, and any new or refinanced debt may be subject to substantially higher interest rates, which could adversely affect our financial condition and impact our business. Recent quantitative tightening by the U.S. Federal Reserve, along with other central banks around the world, may further negatively affect our short-term ability or desire to incur debt. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

Moreover, global capital markets have undergone periods of significant volatility and uncertainty in the past, and there can be no assurance that financing alternatives, such as equity financing, will be available to us on favorable terms or at all, should we determine it necessary or advisable to seek additional capital. If we do choose to raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the market price of our common stock could decline.

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

We lease additional facilities in Lawrence, Massachusetts and Limerick, Ireland that we use for manufacturing, testing, logistics, and customer support; facilities in Guangzhou, China, that we use for manufacturing, testing, logistics, research and development and technical support; facilities in Sydney, Australia that we use for logistics, customer support and research and development; and facilities in Valencia, Spain, Pak Shek Kok, Hong Kong, and Shenzhen and Hefei, China that we use primarily for research and development.

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

Holders of Record

As of January 31, 2023, there were 14 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are not able to estimate the number of stockholders represented by these record holders.

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

Performance Graph

This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total return to stockholders for our common shares for the period from December 15, 2017 (the date our common stock began trading on the Nasdaq Global Select Market) through December 31, 2022 with the Nasdaq Composite Index. The comparison assumes an investment of $100 was made on December 15, 2017 in our common shares and in each of the indices and in the case of the indices it also assumes reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

Recent Sales of Unregistered Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table sets forth information with respect to repurchases of shares of our common stock during the three-month period ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(In thousands)		(In thousands)	(In thousands)
October 1 - October 31, 2022	—	$—	—	$60,234
November 1 - November 30, 2022	—	$—	—	$60,234
December 1 - December 31, 2022	—	$—	—	$60,234
(1)
On February 21, 2019, we announced that our board of directors authorized the repurchase of up to $75.0 million of our common stock under a stock repurchase program. From inception through December 31, 2022, we repurchased approximately 3.6 million shares under the program for approximately $14.8 million before commissions. The stock repurchase program has no expiration date, does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. However, based on our net leverage ratio at December 31, 2022, our ability to repurchase shares is currently restricted.

Use of Proceeds

On December 19, 2017, we closed our initial public offering of common stock under a registration statement on Form S-1 (File No. 333-221658) that was declared effective by the SEC on December 14, 2017. The net offering proceeds to us from the offering, after deducting underwriting discounts of $6.3 million and offering expenses payable by us totaling $4.1 million, were approximately $79.3 million. No offering discounts, commissions or expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 15, 2017, pursuant to Rule 424(b)(4) promulgated under the Securities Act. As of December 31, 2022, we had not used any of the net offering proceeds and we have invested the proceeds into an investment portfolio with the primary objective of preserving principal and providing liquidity without significantly increasing risk.

Item 6. Reserved.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section titled “Risk Factors.” For discussion comparing the period ended December 31, 2021 to December 31, 2020, please refer to our Annual Report on Form 10-K, filed with the SEC on February 25, 2022.

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

In addition, because our outstanding debt bears interest at variable interest rates, the recent increases in interest rates will result in increased future debt service costs. Continued increases in interest rates will further increase the cost of servicing our outstanding indebtedness.

COVID-19 Pandemic

The COVID-19 pandemic disrupted our global supply chain. Throughout 2022 and 2021, we experienced shipping bottlenecks and shortages of supply that resulted in our inability to fulfill certain customer orders within normal lead times. This adversely impacted our revenue and operating results for the years ended December 31, 2022 and 2021. We have also seen, in some cases, significant increases in shipping costs. While we continue to work with our supply chain, contract manufacturers, logistics partners and customers to minimize the extent of such impacts, we expect the effects of global supply chain issues to continue and cannot predict if or when such effects will subside. This may prevent us from being able to fulfill our customers’ orders in a timely manner or at all, which could lead to one or more of our customers canceling their orders. At this time, we are neither able to estimate the extent of these impacts nor predict whether our efforts to minimize or contain them will be successful.

In addition to the negative impact on our business from global supply chain challenges related to COVID-19, we derived certain benefits that included decreases in certain operating expenses, such as travel and trade show expense, and benefited from certain U.S. government tax relief measures. These benefits began to gradually diminish throughout 2022 and may continue to do so as the various geographies in which we operate continue to recover from the pandemic.

Of particular significance, for the year ended December 31, 2021, we were able to benefit from the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, that was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s Social Security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property, or QIP. For the year ended December 31, 2021, we recognized a reduction to cost of goods sold of $0.6 million and a reduction in operating expenses of $4.3 million, in connection with a payroll tax credit under the CARES Act. For the year ended December 31, 2021 we recognized an income tax benefit of $7.1 million (see Note 9, Income Taxes, to our accompanying financial statements) due to the net operating loss carryback provisions of the CARES Act. We will continue to evaluate the impact of the CARES Act on our financial position, results of operations, and cash flows.

At this time, we are neither able to estimate the extent of these impacts nor predict whether our efforts to minimize or contain them will be successful. We intend to continue to monitor our business very closely for any effects of COVID-19, inflation and interest rates for as long as necessary.

Due to the above circumstances and as described generally in this Annual Report on Form 10-K, our results of operations for the years ended December 31, 2022 and 2021 are not necessarily indicative of the results to be expected in future years.

Our Business Model

We derive revenue from sales of our products and services, including software, substantially all of which is pursuant to perpetual licenses. Prior to the year ended December 31, 2020, the majority of our product revenue came from sales of our broadband products, particularly our C100G CCAP solution to cable operators worldwide. In the years ended December 31, 2022 and 2021, sales of our wireless and fixed-line broadband products to mobile network operators and diversified CSPs globally comprised a majority of our revenue. We generate service revenue primarily from sales of maintenance and support services, which end customers typically purchase in conjunction with our products, and, to a lesser extent, from sales of professional services and extended warranty services.

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

Each of our sales teams is responsible for a geographic territory and/or has responsibility for a number of major direct end-customer accounts. We have a diverse, global customer base, and our revenue by geographic region fluctuates from period to period based on the timing of customer projects. The percentages of our revenue derived from customers in each geographic region were as follows:

	Year Ended December 31,
	2022	2021	2020
Revenue by geographic region:
North America	45.7%	55.1%	42.3%
Latin America	6.4%	6.9%	8.9%
Europe, Middle East and Africa	13.3%	7.6%	9.1%
Asia-Pacific	34.6%	30.4%	39.7%
Total	100.0%	100.0%	100.0%

The decrease in percentage of revenues in the North America region from the year ended December 31, 2021 to 2022 is due to decreased wireless and fixed-line broadband device shipments to our Tier 1 customers which had significantly increased in the prior year. The increase in percentage of revenues in the North America region from the year ended December 31, 2020 to 2021 is attributed primarily to increased wireless product sales to our Tier 1 customers.

The increase in percentage of revenue in the Asia-Pacific region from the year ended December 31, 2021 to 2022 is due to improvements in supply chain issues experienced in the previous year. The decrease in percentage of revenue in the Asia-Pacific region from the year ended December 31, 2020 to 2021 is attributed to the decline of wireless and fixed-line broadband device shipments due to supply chain issues.

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

Expand our Customer Base by Expanding the Breadth of Solutions Sold to Customers

We intend to sell additional products and solutions to our growing installed base of CSPs, particularly as they increasingly offer converged services to their subscribers. While we initially focused on providing broadband solutions for cable service providers due to our founders’ experience in the cable industry, since our IPO we have expanded our products to include wireless and fixed-line broadband solutions that we sell to cable operators, mobile network operators and diversified communications service providers globally.

Invest in Our Platform through Selective Acquisitions

We may selectively pursue acquisitions that are consistent with our overall growth strategy. For example, on July 1, 2019, we acquired NetComm for cash consideration of approximately $162.0 million Australian dollars, or AUD ($112.7 million United States dollars, or USD, based on an exchange rate of USD $0.700 per AUD $1.00 on July 1, 2019). This acquisition has enabled us to expand our customer base, enhance our global footprint, extend our product portfolio to customer premise networking technology and further diversify our revenue sources. As discussed in further detail below, the NetComm acquisition had a material impact on our business and is expected to have a material impact on our future performance.

Key Components of Our Results of Operations

Revenue

We generate product revenue from sales of next-generation physical, virtual and cloud-native architectures for cable, wireless and fixed-line broadband networks. Our products enable our service provider customers to cost-effectively deliver ultra-broadband services to their consumer and enterprise customers.

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

The sale of our products generally includes a 90-day warranty on the software and one-year to two-year warranties on the hardware component of the products, which includes repair or replacement of the applicable hardware. We record a warranty accrual for the initial software and hardware warranty included with our product sales and do not defer revenue. In addition, in conjunction with customers’ renewals of maintenance and support services contracts, we offer an extended warranty for periods typically of one to three years for agreed-upon fees, which we record as service revenue.

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

Gross Profit

Our product gross profit and gross margin have been, and may in the future be, influenced by several factors, including changes in the volume of our software products sold, product configuration, sales of capacity expansions, geographic location of our customers, pricing due to competitive pressure, estimated warranty costs, inventory obsolescence, and favorable and unfavorable changes in inventory production volume and component costs. As some products mature, the average selling prices of those products may decline. In addition, gross margins on customer premise devices are lower than on our legacy broadband hardware products. Our service gross profit and gross margin have been, and may in the future be, influenced by the amount and timing of renewals of maintenance and support services contracts by customers, pricing due to competitive pressure and, to a lesser extent, the amount of professional services ordered by customers and performed by us. To the extent that software products increase as a percentage of revenue in 2023, we would expect that our gross margin will increase for the year ended December 31, 2023 as compared to the year ended December 31, 2022.

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

We expect that our research and development costs may increase in the near term as we continue to make investments to enhance our existing products, develop new products and technologies, including our new wireless and fixed-line broadband solutions, and in the event that any expense reductions related to COVID-19 reverse.

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

We expect that our selling, general and administrative expenses may increase in the near term as we continue to make investments in our sales and marketing organizations, expand our marketing programs and efforts to increase the market awareness and sales of our products and services, and in the event that any expense reductions realized related to COVID-19 continue to decline.

Other Income (Expense), Net

Other income (expense), net consists of interest income from our investments in short-term financial instruments, such as certificates of deposit and money market mutual funds, and interest expense associated with our term loan credit facility. Other income (expense), net also includes gains on the extinguishment of debt, realized and unrealized gains and losses from foreign currency transactions, and interest and penalties associated with uncertain tax positions. We hedge certain significant transactions denominated in currencies other than the U.S. dollar, and we expect to continue to do so to minimize our exposure to foreign currency fluctuations.

Provision for (Benefit from) Income Taxes

We are subject to income taxes in the United States and the foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the utilization of foreign tax credits and research and development tax credits, changes in corporate structure, the amount and timing of certain employee stock-based compensation transactions, changes in the valuation allowance maintained against our deferred tax assets and changes in tax laws and interpretations. We plan to regularly assess the likelihood of outcomes that could result from the examination of our tax returns by the U.S. Internal Revenue Service and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our then-current expectations, charges or credits to our provision for income taxes may become necessary. Any such adjustments could have a significant effect on our results of operations.

For taxable years beginning after January 1, 2018, taxpayers are subjected to the global intangible low-taxed income provisions, or GILTI provisions. The GILTI provisions require us to currently recognize in U.S. taxable income a deemed dividend inclusion of foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The ability to benefit from a deduction and foreign tax credits against a portion of the GILTI income may be limited under the GILTI rules as a result of the utilization of net operating losses, foreign sourced income, and other potential limitations within the foreign tax credit calculation. For the years ended December 31, 2022, 2021 and 2020, we recorded an income tax charge of $0.7 million, $2.6 million, and $3.5 million, respectively, related to GILTI. We have made an accounting policy election, as allowed by the SEC and the Financial Accounting Standards Board, or the FASB, to recognize the impacts of GILTI within the period incurred. Therefore, no U.S. deferred taxes are provided on GILTI inclusions of future foreign subsidiary earnings.

Effective January 1, 2022, the Tax Cuts and Jobs Act of 2017 requires us to capitalize, and subsequently amortize R&D expenses over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. This has resulted in a material increase to our U.S. income tax liability and net deferred tax assets and a material decrease to our cash flows provided from operations. Furthermore, since we provide for a full valuation allowance against our U.S. deferred tax assets, this has had an adverse effect on our effective tax rate, as further described below.

Results of Operations

The following tables set forth our consolidated results of operations in dollar amounts and as a percentage of total revenue for the periods shown:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenue:
Product	$237,547	$353,942	$346,083
Service	48,990	47,383	47,163
Total revenue	286,537	401,325	393,246
Cost of revenue(1):
Product	164,988	208,451	187,706
Service	5,080	4,694	4,941
Warranty settlement provision	12,803	—	—
Total cost of revenue	182,871	213,145	192,647
Gross profit	103,666	188,180	200,599
Operating expenses:
Research and development(1)	85,243	84,362	84,370
Selling, general and administrative(1)	86,903	85,563	92,016
Total operating expenses	172,146	169,925	176,386
(Loss) income from operations	(68,480)	18,255	24,213
Other expense, net	(10,110)	(14,761)	(14,464)
(Loss) income before provision for (benefit from) income taxes	(78,590)	3,494	9,749
Provision for (benefit from) income taxes	615	287	(15,052)
Net (loss) income	$(79,205)	$3,207	$24,801

(1) Includes stock-based compensation expense related to stock options, stock appreciation rights and restricted stock units granted to employees and non-employee consultants as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cost of revenue	$121	$137	$153
Research and development expense	2,972	2,665	2,447
Selling, general and administrative expense	10,188	12,017	10,555
Total stock-based compensation expense	$13,281	$14,819	$13,155

	Year Ended December 31,
	2022	2021	2020
	(as a percentage of total revenue)
Revenue:
Product	83%	88%	88%
Service	17	12	12
Total revenue	100	100	100
Cost of revenue:
Product	58	52	48
Service	2	1	1
Warranty settlement provision	4	—	—
Total cost of revenue	64	53	49
Gross profit	36	47	51
Operating expenses:
Research and development	30	21	21
Selling, general and administrative	30	21	23
Total operating expenses	60	42	45
(Loss) income from operations	(24)	5	6
Other expense, net	(4)	(4)	(4)
(Loss) income before provision for (benefit from) income taxes	(27)	1	2
Provision for (benefit from) income taxes	—	—	(4)
Net (loss) income	(28)%	1%	6%

Percentages in the table above are based on actual values. As a result, some totals may not sum due to rounding.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenue

	Year Ended December 31,
	2022		2021		Change
	Amount	% of Total	Amount	% of Total	Amount	%
	(dollars in thousands)
Revenue:
Product	$237,547	82.9%	$353,942	88.2%	$(116,395)	(32.9)%
Service	48,990	17.1%	47,383	11.8%	1,607	3.4%
Total revenue	$286,537	100.0%	$401,325	100.0%	$(114,788)	(28.6)%
Revenue by geographic region:
North America	$130,803	45.7%	$221,302	55.1%	$(90,499)	(40.9)%
Latin America	18,357	6.4%	27,841	6.9%	(9,484)	(34.1)%
Europe, Middle East and Africa	38,226	13.3%	30,378	7.6%	7,848	25.8%
Asia-Pacific	99,151	34.6%	121,804	30.4%	(22,653)	(18.6)%
Total revenue	$286,537	100.0%	$401,325	100.0%	$(114,788)	(28.6)%

	Year Ended December 31,		Change
	2022	2021	Amount	%
Product revenue:
Wireless	$89,020	$170,233	$(81,213)	(47.7)%
Fixed-line broadband	57,904	66,017	(8,113)	(12.3)%
Cable	90,623	117,692	(27,069)	(23.0)%
Total product revenue	237,547	353,942	(116,395)	(32.9)%
Service revenue
Wireless	7,735	5,538	2,197	39.7%
Fixed-line broadband	3,898	5,034	(1,136)	(22.6)%
Cable	37,357	36,811	546	1.5%
Total service revenue	48,990	47,383	1,607	3.4%
Total revenue	$286,537	$401,325	$(114,788)	(28.6)%
The decrease in product revenue was attributed to decreased demand for our products across all three product lines and adverse effects of supply chain delays. Wireless product revenue was also adversely impacted by reduced revenue from a certain Tier 1 customer that significantly reduced its purchases from us in 2022.

The overall increase in service revenue was primarily due to increased support renewals and continued sales of wireless services, partially offset by a decline in fixed-line broadband service revenue. The decline in fixed-line broadband service revenue was partially driven by a decline in professional services projects.

Cost of Revenue and Gross Profit

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$164,988	$208,451	$(43,463)	(20.9)%
Service	5,080	4,694	386	8.2%
Warranty settlement provision	12,803	—	12,803	100.0%
Total cost of revenue	$182,871	$213,145	$(30,274)	(14.2)%

	Year Ended December 31,
	2022		2021		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin (bps)
	(dollars in thousands)
Gross profit:
Product	$72,559	30.5%	$145,491	41.1%	$(72,932)	(1,060)
Service	43,910	89.6%	42,689	90.1%	1,221	(50)
Warranty settlement provision	(12,803)	(4.5)%	—	—	(12,803)	(450)
Total gross profit	$103,666	36.2%	$188,180	46.9%	$(84,514)	(1,070)

The decrease in cost of product revenue was primarily attributed to decreased revenue, partially offset by increased shipping charges and component parts costs. The decrease was also partially offset by significant increases in our inventory reserves against certain of the Company's products and components that management has designated to be discontinued and as a result were adjusted to their estimated net realizable values. Product gross margin was also negatively impacted by the mix of products sold, with lower margin wireless products comprising a larger percentage of total revenue.

The decrease in gross margin was further driven by a warranty settlement provision of $12.8 million recorded during the year ended December 31, 2022. Please refer to Note 18, Commitments and Contingencies, of the accompanying consolidated financial statements for more discussion regarding this provision.

Research and Development

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Research and development	$85,243	$84,362	$881	1.0%
Percentage of revenue	29.7%	21.0%

The increase in research and development expense was primarily a result of an increase of $2.2 million in personnel costs, resulting from an increase in salaries and benefits expenses of $1.6 million during the year ended December 31, 2022 due to increased headcount, an increase in stock-based compensation of $0.3 million and the impact of a 2021 reduction in payroll tax expenses due to a CARES Act credit of $2.6 million, which did not recur in 2022, partially offset by a decrease of $2.4 million in bonus expense. Allocated facilities costs increased by $0.4 million driven by increased average headcount. These increases were partially offset by a decrease in depreciation and amortization expense of $1.2 million in the year ended December 31, 2022 and a decrease in purchases of research and development materials during the year ended December 31, 2022, which were approximately $0.4 million less than for the year ended December 31, 2021.

Selling, General and Administrative

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Selling, general and administrative	$86,903	$85,563	$1,340	1.6%
Percentage of revenue	30.3%	21.3%

The increase in selling, general and administrative expense was primarily driven by increases in professional services of $4.0 million, legal contingency expense of $1.1 million, trade show costs of $1.2 million and bad debt expense of $0.5 million. These increases were partially offset by a decrease in depreciation and amortization expense of $0.9 million, a decrease in facilities costs of $1.0 million, and a decrease in insurance costs of $0.5 million. Personnel costs also decreased by $3.2 million for the year ended December 31, 2022, driven by a decrease in bonus expense of $4.5 million and a decrease of $1.8 million in stock-based compensation, partially offset by increases in travel of $1.0 million due to lifting of COVID-19 restrictions, payroll taxes of $1.6 million due to a CARES Act credit during the year ended December 31, 2021, which did not recur in 2022, and severance expenses of $0.5 million.

Other Expense, Net

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Other expense, net	$(10,110)	$(14,761)	$4,651	(31.5)%
Percentage of revenue	(3.5)%	(3.7)%

The change in other expense, net was primarily due to a $3.8 million increase in foreign exchange gain due to fluctuations in the Australian dollar and the China Renminbi exchange rates and a $2.7 million gain on extinguishment of debt (see Note 10, Debt, to our accompanying consolidated financial statements). There was also a $1.9 million increase in interest income due to higher interest rates for the year ended December 31, 2022, offset by a $2.6 million increase in interest expense due to increases in the interest rate on our term loan. In addition, due to a 2021 reduction of reserves for uncertain tax positions, other income decreased by $1.2 million in the year ended December 31, 2022.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$615	$287	$328	114.3%
Effective tax rate	(0.8)%	8.2%

The change in the provision for income taxes was impacted by a discrete benefit of $7.1 million recorded in 2021 related to finalizing the 2020 U.S. net operating loss to be carried back as part of the CARES Act. The change in the provision for income taxes was also impacted by the new requirement to capitalize and amortize all research and experimentation expenditures for U.S. tax purposes, which became effective under the Tax Cuts and Jobs Act (“TCJA”) as of January 1, 2022. This new requirement resulted in a U.S. current income tax for the 2022 year and the corresponding deferred tax asset created is offset by a full valuation allowance. In addition, the change in tax expense was impacted by the Company incurring a significant global loss during 2022, which resulted in a tax benefit in certain foreign jurisdictions, as compared to the Company earning foreign profits during 2021 against which foreign tax expense was recorded. The change in the provision for income taxes was also impacted by changes in uncertain tax positions and the valuation allowance maintained against our deferred tax assets.

Liquidity and Capital Resources

Our principal sources of liquidity have been and continue to be our cash and equivalents and cash flows from operations. The following tables set forth our cash and cash equivalents and working capital as of December 31, 2022, 2021 and 2020 as well as our net cash flows for the years ended December 31, 2022, 2021 and 2020:

	As of December 31,
	2022	2021	2020
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$126,312	$154,703	$157,455
Working capital	(32,133)	264,157	251,573

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Consolidated Cash Flow Data:
Net cash (used in) provided by operating activities	$(8,634)	$33,598	$53,642
Net cash used in investing activities	(4,419)	(5,326)	(5,585)
Net cash used in financing activities	(12,480)	(29,395)	(6,303)

As of December 31, 2022, we had cash and cash equivalents of $126.3 million and net current accounts receivable of $74.5 million.

We had outstanding borrowings under the Term Loan of $226.0 million at December 31, 2022, which matures on December 20, 2023. Because the Term Loan matures within one year and the Company does not currently have committed financing or available liquidity to meet such debt obligations if they were to become due in accordance with their current terms, there is substantial doubt about our ability to continue as a going concern. We continue to work with potential lenders to refinance the existing debt. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth; the mix of revenues and impact on related gross margins, the timing and extent of spending on research and development efforts and other business initiatives; purchases of capital equipment to support our growth; the expansion of our sales and marketing activities, expansion of our business through acquisitions or our investments in complementary products, technologies or businesses; the use of working capital to purchase additional inventory; the timing of new product introductions; market acceptance of our products; and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In the event additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

From our inception through December 31, 2022, our board of directors has declared a special dividend on five separate occasions and has approved cash payments to the holders of our stock options, stock appreciation rights, or SARs, and RSUs, as equitable adjustments in connection with these special dividends. No dividend payments were made during the years ended December 31, 2022, 2021, and 2020, however, equitable adjustment payments totaled less than $0.1 million, $0.1 million, and $0.7 million in the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, all equitable adjustment payments that had been approved by our board of directors had been paid in full to the holders of our stock options, SARs and RSUs. We do not anticipate declaring cash dividends in the foreseeable future. Any future determination to declare dividends will be subject to the discretion of our board of directors and applicable law, and will depend on various factors, including our results of operations, financial condition, prospects, contractual restrictions and any other factors deemed relevant by our board of directors.

Cash Flows

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections and by purchases and shipments of inventory. Our primary uses of cash from operating activities have been for inventory purchases, personnel costs and investment in sales and marketing and research and development. We expect cash outflows from operating activities to increase as a result of further investment in research and development and sales and marketing and increases in personnel costs as we continue to enhance our products and introduce new products in an effort to continue to expand our business.

During the year ended December 31, 2022, cash used in operating activities was $8.6 million, primarily resulting from our net loss of $79.2 million, partially offset by net non-cash expenses of $40.6 million and net cash provided by changes in our operating assets and liabilities of $30.0 million. The net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2022 was primarily due to a $17.6 million decrease in prepaid income taxes, a $15.4 million increase in deferred revenue primarily due to the timing of revenue recognition related to a certain long-term customer project, a $10.5 million decrease in accounts receivable due to the timing of collections from customers, and a $5.7 million decrease in prepaid expenses and other assets. These sources of cash were partially offset by a $14.4 million increase in inventory, a $1.8 million decrease in accrued income taxes, a $2.4 million increase in operating lease liabilities, and a $0.7 million decrease in accounts payable and accrued expenses due to the timing of certain payments. .

Investing Activities

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

Net cash used in investing activities during the year ended December 31, 2022 was $4.4 million and consisted of purchases of property and equipment of $3.7 million and purchases of software licenses of $0.7 million.

Financing Activities

Net cash used in financing activities during the year ended December 31, 2022 was $12.5 million and consisted of debt principal repayments of $48.9 million, repurchases of common stock of $1.2 million, and payment of taxes on behalf of our employees related to net share settlement of equity awards of $2.1 million. These amounts were partially offset by net proceeds of $39.4 million received from the Securities Purchase Agreement, or SPA, with Verizon Ventures LLC on April 18, 2022, combined with the proceeds from the exercise of stock options of $0.3 million.

Commercial Mortgage Loan

In July 2015, we entered into an $8.0 million commercial mortgage loan agreement, which matured on July 1, 2020. On July 1, 2020, we paid in full the remaining $6.5 million in unpaid principal and accrued interest under the mortgage loan with funds drawn upon our revolving credit facility. The annual interest rate on the loan was 3.5%, and the loan was repayable in 60 monthly installments of principal and interest based on a 20-year amortization schedule. The loan was secured by the land and building, which are our corporate offices, purchased in March 2015.

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

As of December 31, 2022 and 2021, we had borrowings of $226.0 million and $278.2 million, respectively, outstanding under the Term Loan. On December 20 2021, the revolving credit facility matured.

Because the Term Loan matures within one year and the Company does not currently have committed financing or available liquidity to meet such debt obligations if they were to become due in accordance with their current terms, there is substantial doubt about our ability to continue as a going concern. We continue to work with potential lenders to refinance the existing debt.

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

For Eurodollar rate loans, we may select interest periods of one, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. We have the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at our option, subject, in the case of Eurodollar rate loans, to breakage costs if the conversion is effected prior to the end of the applicable interest period. As of December 31, 2022, the interest rate on our borrowings under the Term Loan was 8.38% per annum, which was based on a one-month Eurodollar rate of 4.38% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. As of December 31, 2021, the interest rate on our Term Loan was 5.00% per annum, which was based on a one-month Eurodollar rate, at the applicable floor of 1.00% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans.

The Term Loan matures on December 20, 2023. The Term Loan is subject to amortization in equal quarterly installments, which commenced on March 31, 2017, of principal in an annual aggregate amount equal to 1.0% of the original principal amount of the Term Loan of $300.0 million, with the remaining outstanding balance payable at the date of maturity.

Voluntary prepayments of principal amounts outstanding under the Term Loan are permitted at any time; however, if a prepayment of principal is made with respect to a Eurodollar loan on a date other than the last day of the applicable interest period, we are required to compensate the lenders for any funding losses and expenses incurred as a result of the prepayment.

In addition, we are required to make mandatory prepayments under the Term Loan with respect to (i) 100% of the net cash proceeds from certain asset dispositions (including casualty and condemnation events) by us or certain of our subsidiaries, subject to certain exceptions and reinvestment provisions, (ii) 100% of the net cash proceeds from the issuance or incurrence of any additional debt by us or certain of our subsidiaries, subject to certain exceptions, and (iii) 50% of our excess cash flow, as defined in the credit agreement, subject to reduction upon our achievement of specified performance targets. In accordance with these provisions, a mandatory prepayment of $6.8 million was paid on April 2, 2021. Based on results for the year ended December 31, 2022, no mandatory prepayment will be required in 2023.

The Term Loan is secured by, among other things, a first priority security interest, subject to permitted liens, in substantially all of our assets and all of the assets of certain of our subsidiaries and a pledge of certain of the stock of certain of our subsidiaries, in each case subject to specified exceptions. The Term Loan contains customary affirmative and negative covenants, including certain restrictions on our ability to pay dividends and repurchase outstanding shares. As of December 31, 2022 and 2021, we were in compliance with all applicable covenants of the Term Loan.

Tax Cuts and Jobs Act

Of our total cash and cash equivalents of $129.4 million as of December 31, 2022, $33.1 million was held by our foreign subsidiaries. The Tax Cuts and Jobs Act, or TCJA, established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. As a result, applicable U.S. corporate income taxes have been provided on substantially all of our accumulated earnings of foreign subsidiaries. Beginning in 2018, the TCJA also required a minimum tax on certain future earnings generated by foreign subsidiaries while providing future tax-free repatriation of such earnings through a 100% dividends-received deduction.

Effective for taxable years beginning after January 1, 2018, taxpayers are subjected to the Global Intangible Low-Taxed Income, or GILTI, provisions. The GILTI provisions require us to currently recognize in U.S. taxable income, a deemed dividend inclusion of foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. For the years ended December 31, 2022 and 2021 we recorded income tax charges of $0.7 million and $2.6 million, respectively, related to GILTI.

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

Stock Repurchase Program

On February 21, 2019, we announced a stock repurchase program under which we were authorized to repurchase up to $75.0 million of our common stock. During the years ended December 31, 2022 and 2021, we repurchased 0.2 million and 1.7 million shares of our common stock for approximately $1.2 million and $8.8 million, before commissions, respectively. As of December 31, 2022, approximately $60.2 million remained authorized for repurchases of our common stock under the stock repurchase program. However, based on our net leverage ratio at December 31, 2022, our ability to repurchase shares is currently restricted. The stock repurchase program has no expiration date, does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice.

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

While our significant accounting policies are described in more detail in Note 2, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We generate revenue from sales of our products, including software, substantially all of which is pursuant to perpetual licenses, along with associated maintenance, support and extended hardware warranty services, and, to a lesser extent, from sales of professional services. Maintenance and support services include telephone support, bug fixes and unspecified software upgrades and updates provided on a when-and-if-available basis and/or extended hardware warranty.

In our consolidated statements of operations and comprehensive (loss) income, we classify revenue from sales of cable, wireless and fixed-line broadband products as product revenue, and revenue from maintenance and support and professional services as service revenue.

In accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, we recognize revenue when a customer obtains control of promised products or services. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these products or services. To achieve the core principle of this standard, we apply the following five steps:

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

Performance Obligations

The majority of our contracts with customers contain multiple performance obligations including products and maintenance services, and on a limited basis, professional services. For these contracts, we account for individual performance obligations separately if they are considered distinct. We consider our cable, wireless and fixed-line broadband products, maintenance services and professional services as distinct performance obligations. When multiple performance obligations exist in a customer contract, we allocate the transaction price to the separate performance obligations on a relative SSP basis. We determine SSP using our judgment and based on the best evidence available which may include the selling price of products when sold on a standalone basis to similar customers in similar circumstances, or in the absence of standalone sales, taking into consideration our historical pricing practices by customer type, selling method (i.e., resellers or direct), and geographic-specific market factors.

Product revenue

Some of our cable, wireless and fixed-line broadband products have both software and non-software (i.e., hardware) components that function together to deliver the products’ essential functionality. In these instances, our hardware generally cannot be used apart from the embedded software and is considered one distinct performance obligation. We recognize revenue for both new and existing customers at a point in time when control of the products is transferred to the customer, which is typically when title and risk of loss have transferred and the right to payment is enforceable. We also earn revenue from the sale of perpetual software licenses and/or software-enabled capacity expansions. Revenue on perpetual software licenses and software-enabled capacity expansions for existing customers are also distinct performance obligations as they are separately identifiable and provide additional bandwidth capacity on hardware products already purchased by the customer. We recognize revenue on perpetual software licenses and software-enabled capacity expansions when control is transferred, which is typically as the software entitlements are made available to the customer.

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

Resellers and Sales Agents

We market and sell our products through our direct global sales force, supported by sales agents, and through resellers. Our resellers receive an order from an end customer prior to placing an order with us, and we confirm the identification or are aware of the end customer prior to accepting such order. We invoice the reseller an amount that reflects a reseller discount and record revenue based on the amount of the discounted transaction value. Aside from wireless and fixed-line broadband hardware products, our resellers do not stock inventory received from us.

When we transact with a reseller, the contract is with the reseller and not with the end customer. Whether we transact business with and receive the order from a reseller or directly from an end customer, our revenue recognition policy and resulting pattern of revenue recognition for the order are the same.

We have assessed whether we are the principal (i.e., reports revenue on a gross basis) or agent (i.e., reports revenue on a net basis) by evaluating whether we have control of the good or service before it is transferred to the customer. As we control the promised good or service before transferring it to the customer, we act as the principal in the transaction. Accordingly, we report revenue on a gross basis.

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

Inventories

We value inventories at the lower of cost or net realizable value. We compute cost using the first-in first-out convention. Inventories are composed of hardware and related component parts of finished goods. We establish provisions for excess and obsolete inventories after evaluating historical sales, future demand, market conditions, expected product life cycles, and current inventory levels to reduce such inventories to their estimated net realizable value. We make such provisions in the normal course of business and charge them to cost of revenue in our consolidated statements of operations and comprehensive (loss) income.

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

We perform our annual goodwill impairment test during the fourth quarter. For our annual goodwill impairment test, we operate under one reporting unit and the fair value of our reporting unit has been determined based on our enterprise value. As part of the annual goodwill impairment test, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary. Examples of events and circumstances that might indicate that the reporting unit’s fair value is less than its carrying amount include macro-economic conditions such as deterioration in the entity’s operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as a sustained decrease in the stock price on either an absolute basis or relative to peers. If, as a result of our qualitative assessment, we determine that it is more likely than not (i.e., greater than 50% chance) that the fair value of our reporting unit is less than our carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required. We completed our qualitative assessment and concluded that as of December 31, 2022, it is not more likely than not that the fair value of our reporting unit is less than our carrying amount.

We amortize our acquired intangible assets subject to amortization using the straight-line method over their estimated useful lives, ranging from three to ten years. Purchased software licenses are classified as intangible assets and are amortized using the straight-line method over their estimated useful lives, typically ranging from three to four years. We evaluate the recoverability of intangible assets periodically, by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. We considered potential impairment indicators of acquired intangible assets at December 31, 2022 and identified one potential indicator of impairment due to the loss of a certain Tier 1 customer related to the customer relationships intangible asset class, which caused a significant underperformance of the business in relation to expectations. This triggered management to perform a quantitative analysis, the result of which did not indicate an impairment. There were no other indicators of impairment as of December 31, 2022.

Product Warranties

Substantially all of our products are covered by a warranty for software and hardware for periods ranging from 90 days to two years. In addition, in conjunction with customers’ renewals of maintenance and support contracts, we offer an extended warranty for periods typically of one to three years for agreed-upon fees. In the event of a failure of a hardware product or software covered by these warranties, we must repair or replace the software or hardware or, if those remedies are insufficient, provide a refund at our discretion. Our warranty reserve, which is included in accrued expenses and other current liabilities in our consolidated balance sheets, reflects estimated material, labor and other costs related to potential or actual software and hardware warranty claims for which we expect to incur an obligation. We base our estimates of anticipated rates of warranty claims and the costs associated therewith primarily on historical information and future forecasts. We periodically assess the adequacy of the warranty reserve and adjust the amount as necessary. If the historical data used to calculate the adequacy of the warranty reserve are not indicative of future requirements, additional or reduced warranty reserves may be required.

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by enacted tax rates anticipated to be in effect when these differences reverse. This method also requires the recognition of future tax benefits to the extent that realization of such benefits is more likely than not. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, we establish a valuation allowance through a charge to income tax expense. We evaluate the potential for recovery of deferred tax assets by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. As of December 31, 2022, we determined that it is more likely than not that our worldwide net deferred tax assets will not be realized, and thus maintain a valuation allowance against our worldwide net deferred tax assets (see Note 9, Income Taxes, to our accompanying financial statements).

We record a liability for potential payments of taxes to various tax authorities related to uncertain tax positions and other tax matters. We base the recorded liability on a determination of whether and how much of a tax benefit in our tax filings or positions is more likely than not to be realized. The amount of the benefit that may be recognized in the financial statements is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. To the extent that the assessment of such tax positions changes, we record the change in estimate in the period in which the determination is made. We establish a liability, which is included in long-term accrued income taxes in our consolidated balance sheets, for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These liabilities are established when we believe that certain positions might be challenged despite our belief that the tax return positions are fully supportable. We adjust the recorded liability in light of changing facts and circumstances. Our provision for income taxes includes the impact of the recorded liability and changes thereto.

We recognize interest and penalties related to uncertain tax positions within other income (expense) in our consolidated statements of operations and comprehensive (loss) income. We include accrued interest and penalties in long-term accrued income taxes in our consolidated balance sheets.

For taxable years beginning after January 1, 2018, taxpayers are subjected to the GILTI provisions. The GILTI provisions require us to currently recognize in U.S. taxable income a deemed dividend inclusion of foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The ability to benefit from a deduction and foreign tax credits against a portion of the GILTI income may be limited under the GILTI rules as a result of the utilization of net operating losses, foreign sourced income, and other potential limitations within the foreign tax credit calculation. During the years ended December 31, 2022, 2021 and 2020, we recorded an income tax charge of $0.7 million, $2.6 million, and $3.5 million, respectively, related to GILTI. We have made an accounting policy election to recognize the impacts of GILTI within the period incurred. Therefore, no U.S. deferred taxes are provided on GILTI inclusions of future foreign subsidiary earnings.

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

We classify stock-based compensation expense in our consolidated statements of operations and comprehensive (loss) income in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

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

We estimate the fair value of each stock option grant on the date of grant using the Black-Scholes option pricing model. We were a private company until December 14, 2017 and lack sufficient company-specific historical and implied volatility information for our stock. Therefore, for all option granted in 2020 or before, we estimated our expected stock volatility based on the historical volatility of publicly traded peer companies. Beginning with options granted in 2021, we have estimated our expected stock volatility using a weighted-average calculation based on the historical volatility of the Company and publicly traded peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded stock price. The expected term of our stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we do not have a history of declaring or paying cash dividends, except for the special cash dividends declared in November 2014, June 2016, December 2016, May 2017 and November 2017 and in those circumstances the board of directors approved cash dividends to be paid to holders of our stock options, stock appreciation rights and restricted stock units upon vesting as an equitable adjustment to the holders of such instruments.

We have also granted SARs to certain employees, which require us to pay in cash upon exercise an amount equal to the product of the excess of the per share fair market value of our common stock on the date of exercise over the exercise price, multiplied by the number of shares of common stock with respect to which the SAR is exercised. Because these awards may require us to settle the awards in cash, we account for them as a liability in our consolidated balance sheets. We recognize the liability related to these awards, as well as related compensation expense over the period during which services are rendered until completed. We estimate changes in the fair value of the SAR liability using the Black-Scholes option pricing model and record them in our consolidated statements of operations and comprehensive (loss) income. After vesting is completed, we will continue to remeasure the fair market value of the liability until the award is either exercised or canceled, with changes in the fair value of the liability recorded in our consolidated statements of operations and comprehensive (loss) income.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. Prior to December 31, 2022, we were an emerging growth company and elected not to “opt out” of such extended transition period, which means that when a standard was issued or revised and it had different application dates for public or private companies, we adopted the new or revised standard at the time private companies adopted the new or revised standard. As of December 31, 2022, we no longer qualified as an emerging growth company and will adopt any future accounting standards at the time other public companies adopt the standard.

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

Foreign Currency Exchange Risk

We have accounts receivables denominated in foreign currencies, and our operations outside of the United States incur their operating expenses in foreign currencies. To date, the majority of our product sales and inventory purchases have been denominated in U.S. dollars. For our subsidiaries in Ireland and Australia, the U.S. dollar is the functional currency. For each of our other foreign subsidiaries, the functional currency is the local currency. During the years ended December 31, 2022, 2021 and 2020, we incurred foreign currency transaction gains (losses) of $1.7 million, $(2.1) million, and $0.5 million, respectively, primarily related to unrealized and realized foreign currency gains for accounts receivable denominated in foreign currencies and operating expenses that are denominated in local currencies. We recorded these foreign currency transaction gains (losses) as a component of other income (expense), net in our consolidated statements of operations and comprehensive (loss) income. We believe that a 10% change in the exchange rate between either the U.S. dollar and Euro or the U.S. dollar and Australian dollar would not materially impact our operating results or financial position.

Our foreign currency risk management practices are principally intended to mitigate the potential financial impact of changes in the value of transactions and balances denominated in foreign currencies resulting from changes in foreign currency exchange rates. From time to time we enter into cash flow hedges, which utilize foreign currency forward contracts to hedge specific forecasted transactions of our foreign subsidiaries with the goal of protecting our budgeted revenue and expenses against foreign currency exchange rate changes compared to our budgeted rates. During the year ended December 31, 2020, we settled two cash flow hedges which we used to hedge specific operating cash flows denominated in Australian dollars. There were no cash flow hedges outstanding as of December 31, 2022 and 2021.

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

Interest Rate Sensitivity

Our cash and cash equivalents as of December 31, 2022 consisted of cash maintained in FDIC-insured operating accounts as well as investments in money market mutual funds and certificates of deposit. We also have policies requiring us to invest in high-quality issuers, limit our exposure to any individual issuer, and ensure adequate liquidity. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is primarily affected by changes in the general level of U.S. interest rates. However, we do not believe a sudden change in the interest rates for our cash and cash equivalents would have a material impact on our financial condition, results of operations or cash flows.

We have a credit agreement that provides us with a term loan facility of $300.0 million. Borrowings under the facility bear interest at a floating rate, which can be either a Eurodollar rate plus an applicable margin or, at our option, a base rate (defined as the highest of (x) the JPMorgan Chase, N.A. prime rate, (y) the federal funds effective rate, plus one-half percent (0.50%) per annum and (z) a one-month Eurodollar rate plus 1.00% per annum) plus an applicable margin. The applicable margin for borrowings under the term loan facility is 4.00% per annum for Eurodollar rate loans (subject to a 1.00% per annum interest rate floor) and 3.00% per annum for base rate loans.

As of December 31, 2022, we had borrowings of $226.0 million outstanding under the term loan facility, bearing interest at a rate of 8.38% per annum, which was based on a one-month Eurodollar rate of 4.38% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. Changes in interest rates could cause interest charges on our term loan facility to fluctuate. Based on the amount of borrowings outstanding as of December 31, 2022, an increase or decrease of 10% in the Eurodollar rate as of December 31, 2022 would cause a pre-tax decrease and increase, respectively, to our earnings and cash flows of approximately $1.0 million per year, assuming such rate were to remain in effect for one year.

Inflation Risk

We have experienced a significant increase in the costs of components and subcontract manufacturing of our products, as well as increased operating expenses as a result of recent increases in inflation, which we were not able to fully recover through price increases to our customers. While it is not possible to measure or estimate the direct impact, continued periods of high inflation would have a material adverse effect on our business, operating results and financial condition.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Casa Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Casa Systems, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 15, 2023 expressed an adverse opinion thereon.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has insufficient financial resources to meet its obligation related to debt maturing in 2023 and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended December 31, 2022 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Estimate of Excess and Obsolete Inventories
Description of the Matter

The Company’s inventories totaled $81.8 million, net, as of December 31, 2022. As described in Note 2 to the consolidated financial statements, the Company records a provision for estimated excess and obsolete inventories. Management determines the provision after evaluating historical sales, future demand, market conditions, expected product life cycles, and current inventory levels to reduce such inventories to their estimated net realizable value.

Auditing the Company’s provision for excess and obsolete inventories was challenging due to the highly judgmental nature of the factors used to estimate the provision. Specifically, the Company’s estimates may be significantly affected by management’s assumptions of future demand, expected product life cycles and market conditions.

How We Addressed the Matter in Our Audit

To test the adequacy of the Company’s provision for excess and obsolete inventories, our audit procedures included, among others, evaluating the significant assumptions stated above and testing the accuracy and completeness of the underlying data used by management to determine the excess and obsolete inventories provision. We compared the quantities of on-hand inventories to historical and forecasted demand and considered the impact of product life cycles on the excess inventory estimates. In addition, we compared management’s assumptions regarding market conditions to trends in the industry. We also performed sensitivity analyses to evaluate the impact to the excess and obsolete inventories provision that would result from changes in the underlying assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Boston, Massachusetts

March 15, 2023

CASA SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$126,312	$154,703
Accounts receivable, net of provision for doubtful accounts of $636 and $117 as of December 31, 2022 and 2021, respectively(1)	74,484	85,774
Inventory	81,795	84,828
Prepaid expenses and other current assets	2,836	5,746
Prepaid income taxes	6,352	23,963
Total current assets	291,779	355,014
Property and equipment, net	19,518	23,508
Right-of-use assets	5,199	—
Accounts receivable, net of current portion	—	115
Deferred tax assets	—	101
Goodwill	50,177	50,177
Intangible assets, net	25,759	31,144
Other assets	5,862	8,648
Total assets	$398,294	$468,707
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,283	$28,087
Accrued expenses and other current liabilities	31,825	41,382
Accrued income taxes	4,298	4,991
Deferred revenue(2)	31,305	14,473
Lease liability	2,040	—
Current portion of long-term debt, net of unamortized debt issuance costs	225,161	1,924
Total current liabilities	323,912	90,857
Accrued income taxes, net of current portion	6,640	7,732
Deferred tax liabilities	1,490	5,293
Deferred revenue, net of current portion	5,529	7,012
Lease liability, long-term	3,416	—
Long-term debt, net of current portion and unamortized debt issuance costs	—	274,193
Other non-current liabilities	7,906	1,701
Total liabilities	348,893	386,788
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000 shares authorized; 98,262 and 87,815 shares issued as of December 31, 2022 and 2021, respectively; 94,665 and 84,422 shares outstanding as of December 31, 2022 and 2021, respectively	98	88
Treasury stock, at cost; 3,597 and 3,393 shares at December 31, 2022 and 2021, respectively	(14,837)	(13,645)
Additional paid-in capital	244,675	193,654
Accumulated other comprehensive (loss) income	(2,305)	878
Accumulated deficit	(178,230)	(99,056)
Total stockholders’ equity	49,401	81,919
Total liabilities and stockholders’ equity	$398,294	$468,707

(1) Includes accounts receivable due from a related party of $6,044 at December 31, 2022 (see Note 16, Related Parties)

(2) Includes deferred revenue associated with a related party of $18,094 at December 31, 2022 (see Note 16, Related Parties)

The accompanying notes are an integral part of these consolidated financial statements.

CASA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Product	$237,547	$353,942	$346,083
Service	48,990	47,383	47,163
Total revenue(1)	286,537	401,325	393,246
Cost of revenue:
Product	164,988	208,451	187,706
Service	5,080	4,694	4,941
Warranty settlement provision	12,803	—	—
Total cost of revenue	182,871	213,145	192,647
Gross profit	103,666	188,180	200,599
Operating expenses:
Research and development	85,243	84,362	84,370
Selling, general and administrative	86,903	85,563	92,016
Total operating expenses	172,146	169,925	176,386
(Loss) income from operations	(68,480)	18,255	24,213
Other income (expense):
Interest income	2,300	362	999
Interest expense	(17,620)	(14,958)	(16,895)
Gain on extinguishment of debt	2,728	—	—
Gain (loss) on foreign currency, net	1,730	(2,113)	452
Other income, net	752	1,948	980
Total other expense, net	(10,110)	(14,761)	(14,464)
(Loss) income before provision for (benefit from) income taxes	(78,590)	3,494	9,749
Provision for (benefit from) income taxes	615	287	(15,052)
Net (loss) income	(79,205)	3,207	24,801
Other comprehensive (loss) income—foreign currency translation adjustment, net of tax	(3,183)	541	2,559
Comprehensive (loss) income	$(82,388)	$3,748	$27,360
Net (loss) income per share attributable to common stockholders:
Basic	$(0.86)	$0.04	$0.30
Diluted	$(0.86)	$0.04	$0.29
Weighted-average number of shares used to compute net (loss) income per share attributable to common stockholders:
Basic	91,596	85,253	83,465
Diluted	91,596	88,857	85,278

(1) Includes revenue of $18,004 during which a related party relationship existed during the year ended December 31, 2022 (see Note 16, Related Parties)

The accompanying notes are an integral part of these consolidated financial statements.

CASA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except per share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balances at December 31, 2019	84,333	$84	495	$(1,795)	$169,561	$(2,222)	$(127,064)	$38,564
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	996	1	—	—	554	—	—	555
Foreign currency translation adjustment, net of tax of ($49)	—	—	—	—	—	2,559	—	2,559
Repurchases of treasury shares	—	—	1,227	(3,031)	—	—	—	(3,031)
Stock-based compensation	—	—	—	—	12,926	—	—	12,926
Net income	—	—	—	—	—	—	24,801	24,801
Balances at December 31, 2020	85,329	85	1,722	(4,826)	183,041	337	(102,263)	76,374
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	2,486	3	—	—	(4,206)	—	—	(4,203)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	541	—	541
Repurchases of treasury shares	—	—	1,671	(8,819)	—	—	—	(8,819)
Stock-based compensation	—	—	—	—	14,819	—	—	14,819
Net income	—	—	—	—	—	—	3,207	3,207
Balances at December 31, 2021	87,815	88	3,393	(13,645)	193,654	878	(99,056)	81,919
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	1,124	1	—	—	(1,780)	—	—	(1,779)
Foreign currency translation adjustment, net of tax of $0	—	—	—	—	—	(3,183)	31	(3,152)
Repurchases of treasury shares	—	—	204	(1,192)	—	—	—	(1,192)
Sale of common stock, net of issuance costs	9,323	9	—	—	39,361	—	—	39,370
Stock-based compensation	—	—	—	—	13,440	—	—	13,440
Net loss	—	—	—	—	—	—	(79,205)	(79,205)
Balances at December 31, 2022	98,262	$98	3,597	$(14,837)	$244,675	$(2,305)	$(178,230)	$49,401

The accompanying notes are an integral part of these consolidated financial statements.

CASA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net (loss) income	$(79,205)	$3,207	$24,801
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	13,373	15,680	17,970
Stock-based compensation	13,281	14,819	13,155
Deferred income taxes	(3,702)	(931)	(2,526)
Change in provision for excess and obsolete inventory	17,245	2,070	1,616
Change in provision for doubtful accounts	519	59	38
Gain on disposal of assets	275	37	115
Non-cash operating lease expense	2,370	—	—
Gain on extinguishment of debt	(2,728)	—	—
Changes in operating assets and liabilities:
Accounts receivable	10,522	8,186	(350)
Inventory	(14,419)	14,101	(9,774)
Prepaid expenses and other assets	5,658	(2,017)	2,837
Prepaid income taxes	17,618	(9,884)	(11,745)
Accounts payable	1,978	(12,046)	17,015
Accrued expenses and other current liabilities	(2,677)	2,148	6,254
Operating lease liabilities	(2,366)	—	—
Accrued income taxes	(1,786)	(4,240)	5,297
Deferred revenue	15,410	2,409	(11,061)
Net cash (used in) provided by operating activities	(8,634)	33,598	53,642
Investing activities:
Purchases of property and equipment	(3,705)	(3,887)	(5,153)
Purchases of software licenses	(714)	(1,439)	(432)
Net cash used in investing activities	(4,419)	(5,326)	(5,585)
Financing activities:
Principal repayments of debt	(48,878)	(16,275)	(9,644)
Borrowings on revolving credit facility	—	—	6,500
Proceeds from exercise of stock options	327	2,262	1,195
Employee taxes paid related to net share settlement of equity awards	(2,106)	(6,465)	(640)
Proceeds from sale of common stock, net of issuance costs	39,370	—	—
Payments of dividends and equitable adjustments	(1)	(98)	(683)
Repurchases of common stock	(1,192)	(8,819)	(3,031)
Net cash used in financing activities	(12,480)	(29,395)	(6,303)
Effect of exchange rate changes on cash and cash equivalents	(2,846)	466	2,050
Net (decrease) increase in cash, cash equivalents and restricted cash	(28,379)	(657)	43,804
Cash, cash equivalents and restricted cash at beginning of year	157,804	158,461	114,657
Cash, cash equivalents and restricted cash at end of year (1)	$129,425	$157,804	$158,461
Supplemental disclosures of cash flow information:
Cash paid for interest	$16,134	$16,944	$12,917
Cash paid for income taxes	$7,911	$10,194	$2,969
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$90	$200	$128

(1) See Note 2, Summary of Significant Accounting Policies, for a reconciliation of the ending balance of cash, cash equivalents and restricted cash shown in these consolidated statements of cash flows.

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

The Company offers physical, virtual and cloud-native 5G broadband and customer premise networking equipment solutions, or CPE, to help communications service providers, or CSPs, transform and expand their public and private high-speed data and multi-service communications networks so they can meet the growing demand for bandwidth and new services. The Company’s core and edge broadband technology enables CSPs and enterprises to cost-effectively and dynamically increase data network speed, add bandwidth capacity and new services, reduce network complexity and reduce operating and capital expenditures regardless of access technology.

The Company is subject to a number of risks similar to other companies of comparable size and other companies selling and providing services to the CSP industry. These risks include, but are not limited to, the level of capital spending by CSPs, a lengthy sales cycle, dependence on the development of new products and services, unfavorable economic and market conditions, competition from larger and more established companies, limited management resources, dependence on a limited number of contract manufacturers and suppliers, the rapidly changing nature of the technology used by CSPs, and reliance on resellers and sales agents. Failure by the Company to anticipate or to respond adequately to technological developments in its industry, changes in customer or supplier requirements, changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products could have a material adverse effect on the Company’s operating results, financial condition and cash flows.

Prior to December 31, 2022, the Company was an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act provided that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company elected not to “opt out” of such extended transition period, which means that when a standard was issued or revised and it had different application dates for public or private companies, the Company was required to adopt the new or revised standard at or prior to the time private companies were required to adopt the new or revised standard. As of December 31, 2022, the Company no longer qualifies as an emerging growth company and will now be required to adopt new or revised standards at the same time as other public companies.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and include the accounts and results of operations of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Going Concern

In accordance with the accounting guidance related to the presentation of financial statements, when preparing financial statements for each annual and interim reporting period, management evaluates whether there are conditions or events that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In making its assessment, management considered the Company’s current financial condition and liquidity sources including current funds available, forecasted future cash flows and condition and unconditional obligations due over the next twelve months.

As described further in Note 10, Debt, the Company has debt outstanding that matures within one year. The Company currently does not have committed financing or available liquidity to meet such debt obligations if they were to become due in accordance with their current terms. The Company has engaged an advisory investment banking firm to refinance the Term Loan, and also continues to work with its current lenders in order to refinance the outstanding debt. The Company has incurred and expects to continue to incur significant legal and advisory fees in developing its financing plans. There can be no assurance that the Company will be able to refinance its outstanding debt on acceptable terms, if at all. Because of the uncertainty in refinancing outstanding debt, management concluded that substantial doubt exists with respect to the Company's ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

The COVID-19 pandemic disrupted the Company’s global supply chain. Throughout 2022 and 2021, the Company experienced shipping bottlenecks and shortages of supply that resulted in its inability to fulfill certain customer orders within normal lead times. This adversely impacted the Company’s revenue and operating results for the years ended December 31, 2022 and 2021. The Company also experienced, in some cases, significant increases in shipping costs. While the Company continues to work with its supply chain, contract manufacturers, logistics partners and customers to minimize the extent of such impacts, the Company expects the effects of global supply chain issues to continue and cannot predict if or when such effects will subside. This may prevent the Company from being able to fulfill our customers’ orders in a timely manner or at all, which could lead to one or more of our customers canceling their orders. At this time, the Company is neither able to estimate the extent of these impacts nor predict whether its efforts to minimize or contain them will be successful.

In addition to the negative impact on the Company’s business from global supply chain challenges related to COVID-19, the Company derived certain benefits that included decreases in certain operating expenses, such as travel and trade show expense, and benefited from certain U.S. government tax relief measures. These benefits began to gradually diminish throughout 2022 and may continue to do so as the various geographies in which the Company operates continue to recover from the pandemic.

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

At this time the Company is neither able to estimate the extent of these impacts nor predict whether its efforts to minimize or contain them will be successful. The Company intends to continue to monitor its business very closely for any effects of COVID-19, inflation and rising interest rates for as long as necessary.

Subsequent Event Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. The Company has evaluated all subsequent events and, other than those disclosed in Note 20, Subsequent Events, has determined that there are no other material recognized or unrecognized subsequent events requiring disclosure in these consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments maturing within three months from the date of purchase. As of December 31, 2022 and 2021, the Company’s cash and cash equivalents consisted of investments in money market mutual funds.

Restricted cash as of December 31, 2022 and 2021 consisted of a certificate of deposit of $1,013 and $1,001, respectively, pledged as collateral for a stand-by letter of credit required to support a contractual obligation. Restricted cash as of December 31, 2022 and 2021 also included cash of $2,100 pledged as collateral in connection with six and two letters of credit, respectively, to support contractual obligations, as further discussed in Note 17, Leases.

The following table is a reconciliation of cash, cash equivalents and restricted cash included in the accompanying consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash included in the accompanying consolidated statements of cash flows.

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$126,312	$154,703
Restricted cash included in other assets	3,113	3,101
	$129,425	$157,804

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

Accounts receivable as of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Current portion of accounts receivable, net:
Accounts receivable, net	$74,407	$85,689
Accounts receivable, extended payment terms	77	85
	74,484	85,774
Accounts receivable, net of current portion:
Accounts receivable, extended payment terms	—	115
	$74,484	$85,889

The Company performs ongoing credit evaluations of its customers and, if necessary, provides a provision for doubtful accounts and expected losses. When assessing and recording its provision for doubtful accounts, the Company evaluates the age of its accounts receivable, current economic trends, creditworthiness of the customer, customer payment history, and other specific customer and transaction information. The Company also provides an overall expected credit loss amount, based on historical loss rates, in accordance with ASC 326 Credit Losses. The Company writes off accounts receivable against the provision when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. Adjustments to the provision for doubtful accounts are recorded as selling, general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income. A summary of changes in the provision for doubtful accounts for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
	2022	2021	2020
Provision for doubtful accounts at beginning of year	$117	$58	$20
Provisions and recoveries	519	59	38
Write-offs	—	—	—
Provision for doubtful accounts at end of year	$636	$117	$58

As of December 31, 2022, the Company concluded that a portion of amounts due under extended payment terms was more likely than not uncollectible and a reserve of $186 was recorded. As of December 31, 2021, the Company concluded that all amounts due under extended payment terms were collectible and no reserve for credit losses was recorded. During the years ended December 31, 2022, 2021 and 2020, the Company did not write off uncollectible receivables due under extended payment terms.

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

The Company includes deferred inventory costs within inventory in its consolidated balance sheets. Deferred inventory costs represent the cost of products that have been delivered to the customer for which revenue associated with the arrangement has been deferred as a result of not meeting all of the required revenue recognition criteria, such as receipt of customer acceptance. The Company recognizes deferred inventory costs as cost of revenue in its consolidated statements of operations and comprehensive (loss) income when the related revenue is recognized.

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

Long-Lived Assets

Long-lived assets consist of property and equipment, right-of-use assets and intangible assets. The Company amortizes its acquired intangible assets subject to amortization using the straight-line method over their estimated useful lives, ranging from three to ten years. Purchased software licenses are classified as intangible assets and are amortized using the straight-line method over their estimated useful lives, typically ranging from three to four years.

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. The Company measures recoverability of assets to be held and used by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the Company measures the impairment to be recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset, less the cost to sell. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

The Company considered potential impairment indicators of all long-lived assets. As of December 31, 2022 the Company identified one potential impairment indicator due to the loss of a certain Tier 1 customer related to the customer relationships intangible asset class, which caused a significant underperformance of the business in relation to expectations. This triggered management to perform a quantitative analysis, the result of which did not indicate an impairment. There were no other indicators of impairment as of December 31, 2022 and 2021.

Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired through acquisitions. The Company tests goodwill for impairment on an annual basis and between annual tests when impairment indicators are identified, and goodwill is written down when impaired.

The Company performs its annual goodwill impairment test during its fourth quarter. For its annual goodwill impairment test, the Company operates under one reporting unit and the fair value of its reporting unit has been determined based on the Company’s enterprise value. As part of the annual goodwill impairment test, the Company has the option to perform a qualitative assessment to determine whether further impairment testing is necessary. Examples of events and circumstances that might indicate that the reporting unit’s fair value is less than its carrying amount include macro-economic conditions such as deterioration in the entity’s operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as a sustained decrease in the stock price on either an absolute basis or relative to peers. If, as a result of its qualitative assessment, it is more likely than not (i.e., greater than 50% chance) that the fair value of the Company’s reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required. The Company completed its qualitative assessment, including consideration of the factors that contributed to the Company's financial performance for the year ended December 31, 2022, and concluded that as of December 31, 2022 and 2021, it is not more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount.

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

Significant customers are those that represent 10% or more of revenue or accounts receivable and are set forth in the following tables:

	Revenue			Accounts Receivable, Net
	Year Ended December 31,			December 31,
	2022	2021	2020	2022	2021
Customer A	*	22%	11%	*	21%
Customer B	13%	*	*	*	*
Customer C	*	*	20%	*	*
Customer D	*	*	*	*	19%
Customer E	*	*	*	*	10%
Customer F	*	*	*	12%	*
Customer G	*	*	*	11%	*

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

Product Warranties

Substantially all of the Company’s products are covered by a warranty for software and hardware for periods ranging from 90 days to two years. In addition, in conjunction with customers’ renewals of maintenance and support contracts, the Company offers an extended warranty for periods typically of one to three years for agreed-upon fees. In the event of a failure of a hardware product or software covered by these warranties, the Company must repair or replace the software or hardware or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company’s warranty reserve, which is included in accrued expenses and other current liabilities in the consolidated balance sheets, reflects estimated material, labor and other costs related to potential or actual software and hardware warranty claims for which the Company expects to incur an obligation. The Company’s estimates of anticipated rates of warranty claims and the costs associated therewith are primarily based on historical information and future forecasts. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary. If the historical data used to calculate the adequacy of the warranty reserve are not indicative of future requirements, additional or reduced warranty reserves may be required.

A summary of changes in the amount reserved for warranty costs for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
	2022	2021	2020
Warranty reserve at beginning of year	$2,392	$2,354	$2,448
Provisions	920	2,339	2,745
Charges	(1,634)	(2,301)	(2,839)
Warranty reserve at end of year	$1,678	$2,392	$2,354

Revenue Recognition

The Company generates revenue from sales of its products, along with associated maintenance, support and extended hardware warranty services, and to a lesser extent, from sales of professional services. Maintenance and support services include telephone support, bug fixes and unspecified software upgrades and updates provided on a when-and-if-available basis and/or extended hardware warranty.

In its consolidated statements of operations and comprehensive (loss) income, the Company classifies revenue from sales of cable, wireless and fixed-line broadband products as product revenue, and revenue from maintenance and support and professional services as service revenue.

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

Performance Obligations

The majority of the Company’s contracts with customers contain multiple performance obligations including products and maintenance services, and on a limited basis, professional services. For these contracts, the Company accounts for individual performance obligations separately if they are considered distinct. The Company’s cable, wireless and fixed-line broadband products, maintenance services and professional services are considered distinct performance obligations. When multiple performance obligations exist in a customer contract, the Company allocates the transaction price to the separate performance obligations on a relative SSP basis. The Company determines SSP using its judgment and based on the best evidence available, which may include the selling price of products when sold on a standalone basis to similar customers in similar circumstances, or in the absence of standalone sales, taking into consideration the Company’s historical pricing practices by customer type, selling method (i.e., resellers or direct), and geographic-specific market factors.

Product revenue

Some of the Company’s cable, wireless and fixed-line broadband products have both software and non-software (i.e., hardware) components that function together to deliver the products’ essential functionality. In these instances, the Company’s hardware cannot be used apart from the embedded software and is considered one distinct performance obligation. The Company recognizes revenue for both new and existing customers at a point in time when control of the products is transferred to the customer, which is typically when title and risk of loss have transferred and the right to payment is enforceable. The Company also earns revenue from the sale of perpetual software licenses and/or software-enabled capacity expansions. Revenue on perpetual software licenses and software-enabled capacity expansions for existing customers are also distinct performance obligations as they are separately identifiable and provide additional bandwidth capacity on hardware products already purchased by the customer. The Company recognizes revenue on perpetual software licenses and software-enabled capacity expansions when control is transferred, which is typically as the software entitlements are made available to the customer.

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

Maintenance and Support Services and Professional Services Revenue

Other than with respect to certain of its CPE products, the Company generally sells its products with maintenance and support services, a distinct performance obligation that includes the stand-ready obligation to provide telephone support, bug fixes and unspecified software upgrades and updates provided on a when-and-if-available basis and/or extended hardware warranty. After the initial sale, customers may purchase annual renewals of support contracts. The Company’s telephone support and unspecified upgrades and updates are delivered over time, and the Company therefore recognizes revenue ratably over the contract term, which is typically one year, but can be as long as five years. The Company also generates revenue from sales of professional services, such as installation, configuration and training. Professional services are a distinct performance obligation since the Company’s products are functional without these services and can generally be performed by the customer or a third party. The Company generally recognizes fee-based professional services delivered at a point in time as the professional services are completed and upon receipt of acceptance if applicable.

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

Resellers and Sales Agents

The Company markets and sells its products through its direct global sales force, supported by sales agents, and through resellers. The Company’s resellers receive an order from an end customer prior to placing an order with the Company, and the Company confirms the identification of or is aware of the end customer prior to accepting such order. The Company invoices the reseller an amount that reflects a reseller discount and records revenue based on the amount of the discounted transaction value. Aside from wireless and fixed-line broadband hardware products, the Company’s resellers do not stock inventory received from the Company.

When the Company transacts with a reseller, the contract is with the reseller and not with the end customer. Whether the Company transacts business with and receives the order directly from the reseller or a customer, its revenue recognition policy and resulting pattern of revenue recognition for the order are the same.

The Company has assessed whether it is principal (i.e., reports revenue on a gross basis) or agent (i.e., reports revenue on a net basis) by evaluating whether it has control of the good or service before it is transferred to the reseller. As the Company controls the promised good or service before transferring it to the reseller, it acts as the principal in the transaction. Accordingly, the Company reports revenue on a gross basis.

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

Costs to Obtain or Fulfill a Contract

The Company capitalizes commission expenses paid to internal sales personnel and sales agent commissions that are incremental to obtaining customer contracts, for which the related revenue is recognized over a future period greater than 12 months. These costs are incurred on initial sales of product, professional services, and maintenance and support contract renewals. The Company defers these costs and amortizes them over the period of benefit, which is generally considered to be the contract term. The Company has elected to use the practical expedient, allowing the Company to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less.

Commissions paid relating to maintenance and support contract renewals of twelve months or less are expensed as incurred as commissions paid on renewals are commensurate with commissions paid on initial sales transactions. Costs to obtain a contract for professional services contracts are expensed as incurred in accordance with the practical expedient as the contractual period of the Company's professional services contracts are one year or less. The Company periodically reviews the carrying amount of capitalized contract costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit.

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

The Company accounts for any shipping and handling activities as a fulfillment cost rather than an additional promised service. The Company records shipping and handling billed to customers as an offset to cost of revenue.

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

The Company estimates the fair value of each stock option and stock appreciation right, or SAR, grant on the date of grant using the Black-Scholes option pricing model. The Company was a private company until December 14, 2017 and lacked sufficient company-specific historical and implied volatility information for its stock. Therefore, for all options granted in 2020 or before, the Company estimated its expected stock volatility based on the historical volatility of publicly traded peer companies. Beginning with options granted in 2021, the Company estimates its expected stock volatility using a weighted-average calculation based on the historical volatility of the Company and publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company does not have a history of declaring or paying cash dividends, except for the special cash dividends declared in November 2014, June 2016, December 2016, May 2017 and November 2017, and in those circumstances the Company's board of directors approved cash dividends to be paid to holders of the Company’s stock options, stock appreciation rights, or SARs, and restricted stock units, or RSUs, upon vesting as an equitable adjustment to the holders of such instruments.

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

Foreign Currency Translation

For the Company’s subsidiaries in Ireland and Australia, the U.S. dollar is the functional currency. For each of the Company’s other foreign subsidiaries, the functional currency is its local currency. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using period-end exchange rates, and revenue and expenses are translated into U.S. dollars using average exchange rates in effect during each period. The Company includes the effects of these foreign currency translation adjustments in accumulated other comprehensive (loss) income, a separate component of stockholders’ equity.

The Company includes foreign currency transaction (losses) gains in its consolidated statements of operations and comprehensive (loss) income as a component of other income (expense). They totaled $1,730, $(2,113), and $452 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The Company carries cash equivalents, marketable securities, foreign currency forward contracts and SARs at fair value, determined according to the fair value hierarchy described above (see Note 7, Fair Value Measurements). The fair values of cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities, with the exception of amounts recorded by the Company as “accounts receivable, non-current,” which represent amounts billed to customers for which payment has not yet become due and for which an offsetting amount of deferred revenue has been recorded. The carrying values of the Company’s debt obligations (see Note 10, Debt) as of December 31, 2022 and 2021 approximated their fair values because the debt bears interest at rates the Company would be required to pay on the issuance of debt with similar terms, based on an analysis of recent market conditions and other Company-specific factors.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by enacted tax rates anticipated to be in effect when these differences reverse. This method also requires the recognition of future tax benefits to the extent that realization of such benefits is more likely than not. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. The Company evaluates the potential for recovery of deferred tax assets by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. As of December 31, 2022, we determined that it is more likely than not that our worldwide net deferred tax assets will not be realized, and thus maintain a valuation allowance against our worldwide net deferred tax assets (see Note 9, Income Taxes, to our accompanying financial statements).

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

For taxable years beginning after January 1, 2018, taxpayers are subjected to the global intangible low-taxed income, or GILTI, provisions. The GILTI provisions require the Company to currently recognize in U.S. taxable income a deemed dividend inclusion of foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The ability to benefit from a deduction and foreign tax credits against a portion of the GILTI income may be limited under the GILTI rules as a result of the utilization of net operating losses, foreign sourced income, and other potential limitations within the foreign tax credit calculation. During the years ended December 31, 2022, 2021 and 2020 the Company recorded income tax charges of $695, $2,630, and $3,483, respectively, related to GILTI. The Company has made an accounting policy election to recognize the impacts of GILTI within the period incurred. Therefore, no U.S. deferred taxes are provided on GILTI inclusions of future foreign subsidiary earnings.

Comprehensive (Loss) Income

Comprehensive (loss) income includes net (loss) income as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. Comprehensive (loss) income for the periods presented consists of net (loss) income and the change in the cumulative foreign currency translation adjustment.

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

Impact of Recently Adopted Accounting Standards

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Amendments to FASB Accounting Standards Codification, or ASU 2016-02, which replaces the existing guidance for leases. ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, the arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. This guidance is effective for private companies, and emerging growth companies that choose to take advantage of the extended transition periods, for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Since the Company ceased to be an emerging growth company as of December 31, 2022, the Company began reporting on topics required by ASU 2016-02 for the period ended December 31, 2022, using the modified retrospective approach as permitted by the standard. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things allow for the carryforward of historical lease classification. The Company also elected the practical expedient that allows for an accounting policy election to exclude right of use assets and lease obligations from the balance sheet for all leases with an initial term of 12 months or less.

The adoption of ASU 2016-02 had a material impact on the Company's consolidated balance sheet, but did not have a material impact on the Company's consolidated statements of operations or cash flows. The most significant impact of the adoption of ASU 2016-02 was the recognition of additional right-of-use assets and lease liabilities for operating leases. Upon adoption, the Company recognized approximately $6,493 of right-of-use assets and $6,764 of lease liabilities. Refer to Note 17, Leases, for further discussion.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. This guidance is intended to provide more decision-useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The main provisions include presenting financial assets measured at amortized cost at the amount expected to be collected, which is net of an allowance for expected credit losses and recording credit losses related to available-for-sale securities through an allowance for credit losses. The effective dates for the amendments in ASU 2016-13 were updated in ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), and as such ASU 2016-13 is now effective for the Company. The Company began reporting on topics required by ASU 2016-13 for the year ended December 31, 2022. As permitted under by the standard, the company is using a modified retrospective approach. The adoption did not have a material impact on the Company's financial position or results of operations.

Business Combinations

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, or ASU 2021-08. Under ASU 2021-08, an acquirer must recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. Effective January 1, 2022, the Company early adopted ASU 2021-08 on a prospective basis. The adoption did not have a material impact on the Company's financial position or results of operations.

3. Goodwill and Intangibles

Goodwill

There have been no changes to the $50,177 carrying amount of goodwill since December 31, 2020.

Intangible Assets

Identifiable intangible assets consist of developed technology, amortized over seven years using a straight-line amortization method; customer relationships, amortized over ten years using a straight-line amortization method; and a trade name, amortized over three years using a straight-line amortization method. The weighted-average life of these identifiable intangible assets recognized is 8.2 years. In addition, intangible assets include purchased software to be used in the Company's products, amortized over three years using a straight-line amortization. Intangible assets are not deductible for tax purposes.

Intangible assets, net consisted of the following at December 31, 2022 and 2021, respectively:

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	25,000	(12,502)	12,498
Customer relationships	18,000	(6,300)	11,700
Trade name	1,000	(1,000)	—
Purchased software	2,545	(984)	1,561
Totals as of December 31, 2022	$46,545	$(20,786)	$25,759

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	25,000	(8,930)	16,070
Customer relationships	18,000	(4,500)	13,500
Trade name	1,000	(830)	170
Purchased software	1,832	(428)	1,404
Totals as of December 31, 2021	$45,832	$(14,688)	$31,144

As of December 31, 2022, amortization expense on existing intangible assets for the next five years and beyond is summarized as follows:

Year Ending December 31,
2023	$6,002
2024	5,899
2025	5,754
2026	3,604
2027	1,800
Thereafter	2,700
$25,759

A summary of amortization expense recorded during the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
	2022	2021	2020
Product cost of revenue	$3,572	$3,572	$3,571
Research and development	556	396	32
Selling, general and administrative	1,970	2,132	2,133
Totals	$6,098	$6,100	$5,736

4. Inventory

Inventory as of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Raw materials	$47,581	$53,934
Finished goods:
Manufactured finished goods	32,863	29,597
Deferred inventory costs	1,351	1,297
	$81,795	$84,828

5. Property and Equipment

Property and equipment as of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Computers and purchased software	$25,572	$25,775
Leasehold improvements	4,226	4,198
Furniture and fixtures	2,471	2,672
Machinery and equipment	34,502	37,325
Land	3,091	3,091
Building	4,765	4,765
Building improvements	7,374	7,291
Trial systems at customers’ sites	2,582	3,848
	84,583	88,965
Less: Accumulated depreciation and amortization	(65,065)	(65,457)
	$19,518	$23,508

During the years ended December 31, 2022, 2021 and 2020, the Company transferred trial systems into inventory from property and equipment with values of $1,266, $1,452, and $1,259, respectively, net of transfers of trial systems to cost of revenue. In addition, during the years ended December 31, 2022, 2021 and 2020, the Company transferred $2,358, $993, and $805 of equipment from inventory into property and equipment, respectively.

Total depreciation and amortization expense on property and equipment totaled $7,275, $9,580, and $12,234, for the years ended December 31, 2022, 2021 and 2020, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Current liabilities
Accrued compensation and related taxes	$11,666	$21,751
Accrued warranty	1,678	2,392
Inventory-related accruals	5,819	8,391
Warranty settlement provision (see Note 18)	3,761	—
Other accrued expenses	8,901	8,848
Accrued expenses and other current liabilities	$31,825	$41,382
Non-current liabilities
Warranty settlement provision, net of current portion (see Note 18)	$6,119	$—
Other accrued expenses, net of current portion	1,787	1,701
Other liabilities, net of current portion	$7,906	$1,701

7. Fair Value Measurements

The Company’s cash equivalents include money market mutual funds, which are valued using Level 1 inputs in the fair value hierarchy. The Company’s restricted cash consists of certificates of deposit, which are valued using Level 2 inputs in the fair value hierarchy. The Company’s foreign currency forward contracts are valued using Level 2 inputs in the fair value hierarchy. The Company values its SARs using Level 3 inputs in the fair value hierarchy based on management’s judgment and the assumptions set forth in Note 12, Stock Based Compensation, as there is no market activity to derive an estimate of their fair value. The Company records changes in the fair value of SARs in operating expenses in the consolidated statements of operations and comprehensive (loss) income.

The following tables present information about the fair value of the Company’s financial assets and liabilities as of December 31, 2022 and 2021 and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit—restricted cash	$—	$1,013	$—	$1,013
Money market mutual funds	90,984	—	—	90,984
	$90,984	$1,013	$—	$91,997

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit—restricted cash	$—	$1,001	$—	$1,001
Money market mutual funds	93,792	—	—	93,792
Forward currency forward contract	—	5	—	5
	$93,792	$1,006	$—	$94,798
Liabilities:
SARs	$—	$—	$358	$358

During the years ended December 31, 2022, 2021 and 2020 there were no transfers between Level 1, Level 2 and Level 3.

The liability for SARs in the table above consists of the fair value of the SARs granted to the Company’s employees. The fair values of the SARs are based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company’s valuation of these SARs utilized the Black-Scholes option-pricing model, which incorporates assumptions and estimates to determine their fair values (see Note 2, Summary of Significant Accounting Policies). The Company assesses these assumptions and estimates on a quarterly basis as additional information impacting the assumptions is obtained. The Company recognizes changes in the fair value of the SARs liability as stock-based compensation expense in the consolidated statements of operations and comprehensive (loss) income.

The following table provides a summary of changes in the fair values of the Company’s SARs liability, for which fair value is determined by Level 3 inputs:

	Year Ended December 31,
	2022	2021	2020
Fair value at beginning of the year	$358	$493	$264
Change in fair value	(159)	—	229
Exercises	(199)	(135)	—
Fair value at end of year	$—	$358	$493

The Company’s cash, cash equivalents and restricted cash as of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Cash	$35,328	$60,911
Cash equivalents and restricted cash:
Restricted cash	3,113	3,101
Money market mutual funds	90,984	93,792
Total cash equivalents and restricted cash	94,097	96,893
Total cash, cash equivalents and restricted cash	$129,425	$157,804

8. Derivative Instruments

The Company has certain international customers that are billed in foreign currencies. To mitigate the volatility related to fluctuations in the foreign exchange rates for accounts receivable denominated in foreign currencies, the Company enters into foreign currency forward contracts. As of December 31, 2021, the Company had a foreign currency forward contract outstanding with a notional amount totaling 241 Euros related to the Company’s Irish subsidiary. This contract matured during the first quarter of 2022. As of December 31, 2022, the Company had no foreign currency forward contracts outstanding.

The Company’s foreign currency forward contracts described above economically hedged certain risks, but were not designated as hedges for financial reporting purposes, and accordingly, the Company recorded all changes in the fair value of the derivative instruments as unrealized foreign currency transaction gains or losses and included them in the consolidated statements of operations and comprehensive (loss) income as a component of other income (expense). The Company records derivative instruments in the consolidated balance sheet at their fair values. As of December 31, 2021, the Company recorded an asset of $5 relating to an outstanding foreign currency forward contract, which was included in prepaid expenses and other current assets in the consolidated balance sheets. As of December 31, 2022, the Company recorded no asset or liability related to outstanding foreign currency forward contracts.

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

During the year ended December 31, 2020, the Company settled two cash flow hedges with notional amounts of AUD $8,500 and AUD $5,000 to hedge certain Australian Dollar cash flows incurred during the period. The Company reclassified the amount of $752 from other comprehensive (loss) income for the year ended December 30, 2020. The Company recognized the full amount of the fair value of the derivatives on the settlement date of USD $1,613 proportionately as USD $124 cost of goods sold, USD $890 research and development expense and USD $599 selling, general and administrative expense in the consolidated statement of comprehensive income for the year ended December 31, 2020. The Company did not have any cash flow hedges outstanding as of December 31, 2022 or 2021.

9. Income Taxes

(Loss) income before the provision for (benefit from) income taxes for the years ended December 31, 2022, 2021 and 2020 consisted of the following:

	Year Ended December 31,
	2022	2021	2020
United States	$(38,599)	$(32,059)	$(32,755)
Foreign	(39,991)	35,553	42,504
	$(78,590)	$3,494	$9,749

The provision for (benefit from) income taxes for the years ended December 31, 2022, 2021 and 2020 consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Current income tax provision (benefit):
Federal	$1,718	$(7,709)	$(24,409)
State	708	(57)	228
Foreign	1,891	8,984	11,655
Total current income tax provision (benefit)	4,317	1,218	(12,526)
Deferred income tax (benefit) provision:
Federal	—	72	171
State	—	—	97
Foreign	(3,702)	(1,003)	(2,794)
Total deferred income benefit	(3,702)	(931)	(2,526)
Total income tax provision (benefit)	$615	$287	$(15,052)

A reconciliation of the U.S. federal statutory rate to the Company’s effective income tax rate for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	1.4	(61.9)	(6.8)
Research and development tax credits	7.4	494.4	(37.6)
Permanent differences	—	(20.6)	(11.5)
Foreign tax rate differential	4.8	(42.6)	7.3
Stock-based compensation	(1.6)	(61.8)	8.6
Foreign taxes withheld	(2.0)	79.9	23.1
Rate impact from CARES Act	—	(69.2)	(63.9)
Global intangible low-taxed income	(0.9)	75.3	35.7
Withholding tax on repatriation of accumulated earnings of foreign subsidiaries	0.1	1.9	1.0
Valuation allowance on deferred tax assets	(28.1)	146.2	(146.9)
Other, net	(0.6)	8.2	(7.5)
Foreign derived intangible income	2.2	—	—
Research and development costs	(3.0)	(254.6)	20.0
Uncertain tax positions	(0.5)	(343.4)	(3.2)
Non-deductible executive compensation expense	(1.0)	35.4	6.3
Effective income tax rate	(0.8)%	8.2%	(154.4)%

The income tax effect of each type of temporary difference and carryforward as of December 31, 2022 and 2021 was as follows:

	December 31,
	2022	2021
Deferred tax assets:
Stock compensation	$4,025	$4,050
Tax credit carryforwards	11,400	12,463
Net operating loss carryforward	10,322	4,695
Capitalized research and development costs	20,418	8,322
Inventory valuation	6,974	4,070
Accrued liabilities and reserves	4,147	5,680
Deferred revenue	792	295
Interest expense	1,765	2,436
Lease liability	1,218	—
Other	1,018	607
Total deferred tax assets	62,079	42,618
Valuation Allowance	(51,667)	(29,457)
Deferred tax assets, net of valuation allowance	10,412	13,161
Deferred tax liabilities:
Depreciation	(1,418)	(1,488)
Amortization	(7,286)	(8,938)
Deferred costs	(244)	(4,946)
Withholding tax on unremitted earnings	(1,471)	(2,721)
ROU Asset	(1,165)	—
Prepaid expenses	(318)	(260)
Total deferred tax liabilities	(11,902)	(18,353)
Net deferred tax liabilities	$(1,490)	$(5,192)

Effective January 1, 2022, the Tax Cuts and Jobs Act of 2017 (the "TCJA") requires the Company to capitalize, and subsequently amortize R&D expenses over five years for research activities conducted in the United States and over fifteen years for research activities conducted outside of the United States. This resulted in a material increase to the Company’s U.S. income tax liability and net deferred tax assets. Furthermore, since the Company provides for a full valuation allowance against its U.S. deferred tax assets, this had an adverse effect on its effective tax rate.

The Company has determined that it is more likely than not that its net worldwide deferred tax assets will not be realized. As of December 31, 2022, the Company maintains a valuation allowance of $51,667 against its worldwide net deferred tax assets, an increase of $22,210 during the year ended December 31, 2022. The increase in valuation allowance is primarily due to operating results (losses incurred) of the Company in 2022. In determining the need for a valuation allowance, the Company has given consideration to its worldwide cumulative loss position when assessing the weight of the sources of taxable income that can be used to support the realizability of its deferred tax assets. The Company does not anticipate sufficient taxable income or tax liability to utilize its net worldwide deferred tax assets in the foreseeable future. The Company will continue to monitor the realizability of its deferred tax assets and consider multiple factors, including recent operating results, existing taxable temporary differences, future taxable income projections and tax planning strategies. The Company intends to maintain a valuation allowance on its net worldwide deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of the valuation allowances. The release of all, or a portion of, the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security, or CARES, Act was signed into law. Among other things, the CARES Act permits net operating loss, or NOL, carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. During the year ended December 31, 2021, the Company recorded a tax benefit of $7,097 associated with a change in estimate of its refund claims under the CARES Act. During the year ended December 31, 2020, the Company recorded a tax benefit of $23,518 due to the carryback of its 2019 and 2020 U.S. NOLs which resulted in a tax benefit at a higher tax rate in the carryback period, as well as a reduction to the valuation allowance on deferred tax assets that were previously determined to not be more-likely-than-not realizable. The CARES Act also contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increased the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income.

Effective for taxable years beginning after January 1, 2018, taxpayers are subjected to the GILTI provisions. The GILTI provisions require the Company to currently recognize in U.S. taxable income a deemed dividend inclusion of foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The ability to benefit from a deduction and foreign tax credits against a portion of the GILTI income may be limited under the GILTI rules as a result of the utilization of net operating losses, foreign sourced income, and other potential limitations within the foreign tax credit calculation. The Company made an accounting policy election, as allowed by the SEC and FASB, to recognize the impacts of GILTI within the period incurred. During the years ended December 31, 2022, 2021 and 2020, the Company recorded income tax charges of $695, $2,630, and $3,483, respectively, related to GILTI.

As a result of foreign tax law developments occurring during the years ended December 31, 2022 and 2021, the Company recorded tax benefits of $1,582 and $2,869, respectively. This net tax benefit is presented within the research and development tax credits and research and development costs positions effective rate reconciliation components above.

As of December 31, 2022, the Company had federal NOL carryforwards of $769 that can be carried forward indefinitely and state NOL carryforwards of $15,449, of which $9,794 will begin to expire in 2031 and $5,655 can be carried forward indefinitely. As of December 31, 2022, the Company had available federal and state research and development tax credit carryforwards of $366 and $12,830, respectively, which begin to expire in 2038 and 2031, respectively. Management believes that it is more likely than not that the Company will not realize the benefit of its federal and state net operating losses and research and development tax credits and thus has recorded a valuation allowance against these deferred tax assets.

As of December 31, 2022, the Company had foreign net operating loss carryforwards of $31,668, of which $2,268 will begin to expire in 2024 and $29,400 can be carried forward indefinitely.

As of December 31, 2022, the Company has foreign subsidiary unremitted earnings of $50,708, the majority of which can be distributed in a tax free manner. The Company has recorded a deferred tax liability related to withholding taxes of $1,471 associated with its undistributed foreign subsidiary earnings.

The Company records interest and penalties related to uncertain tax positions in its consolidated statements of operations and comprehensive (loss) income within other expense. Interest and penalties included in the consolidated statements of operations and comprehensive (loss) income were $249, ($2,012) and $614 for the years ended December 31, 2022, 2021 and 2020, respectively. The Company recorded a liability for interest and penalties of $498 and $248 as of December 31, 2022 and 2021, respectively. As of December 31, 2022, the amount of uncertain tax benefits that, if recognized, would impact the effective income tax rate was $4,313.

The aggregate changes in the balance of gross uncertain tax positions, which excludes interest and penalties, for the years ended December 31, 2022, 2021 and 2020 were as follows:

Balance at December 31, 2019	$21,495
Expiration of statute of limitations	(1,174)
Settlement/decreases related to tax positions taken during prior years	(2,815)
Increases related to tax positions taken during prior years	155
Increases related to tax positions taken during the current year	249
Balance at December 31, 2020	17,910
Decreases related to tax positions taken during prior years	(13,510)
Increases related to tax positions taken during prior years	1,190
Increases related to tax positions taken during the current year	402
Balance at December 31, 2021	5,992
Expiration of statute of limitations	(1,506)
Increases related to tax positions taken during prior years	215
Increases related to tax positions taken during the current year	165
Balance at December 31, 2022	$4,866

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various states and foreign jurisdictions. The Company and certain subsidiaries have tax years that remain open and are subject to examination by tax authorities in the following major taxing jurisdictions: United States for tax years 2019 through 2022, Ireland for tax years 2018 through 2022, China for tax years 2012 through 2022 and Australia for tax years 2018 through 2022. In addition, U.S. federal tax years from 2014 through 2017 are open to the extent of refund claims associated with CARES Act NOL carrybacks. The Company files income tax returns on a combined, unitary, or stand-alone basis in multiple state and local jurisdictions, which generally have statutes of limitations from three to four years. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company would be required to adjust its provision for income tax in the period such resolution occurs. The Company’s unrecognized tax benefits are not anticipated to materially change in the next 12 months.
10. Debt

Term Loan and Revolving Credit Facilities

On December 20, 2016, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, various lenders and JPMorgan Chase Bank, N.A. and Barclays Bank PLC providing for (i) a term loan of $300,000 (the "Term Loan") and (ii) a revolving credit facility of up to $25,000 in revolving credit loans and letters of credit.

Current and non-current debt obligations reflected in the consolidated balance sheets as of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Current liabilities:
Term loan	$226,009	$3,000
Unamortized debt issuance costs, current portion	(848)	(1,076)
Current portion of long-term debt, net of unamortized debt issuance costs	$225,161	$1,924
Non-current liabilities:
Term loan	$—	$275,225
Unamortized debt issuance costs, non-current portion	—	(1,032)
Long-term debt, net of current portion and unamortized debt issuance costs	$—	$274,193

As of December 31, 2022, aggregate minimum future principal payments of the Company’s debt of $226,009 is payable in the year ended December 31, 2023. As of December 31, 2022 and 2021, $226,009 and $278,225 in principal amount, respectively, were outstanding under the Term Loan.

Because the Term Loan matures within one year, there is substantial doubt about the Company’s ability to continue as a going concern. The Company will continue to work with potential lenders to refinance the existing debt. See also the Going Concern subsection of Note 1, Nature of Business and Basis of Presentation.

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

For Eurodollar rate loans, the Company may select interest periods of one, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. The Company has the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at its option, subject, in the case of Eurodollar rate loans, to breakage costs if the conversion is effected prior to the end of the applicable interest period. As of December 31, 2022 and 2021, the interest rate on borrowing under the Term Loan was 8.38% per annum, which was based on a one-month Eurodollar rate of 4.38% plus the applicable margin of 4.00% per annum for Eurodollar rate loans. As of December 31, 2021, the interest rate on borrowings under the Term Loan was 5.00% per annum, which was based on a one-month and six-month Eurodollar rate of 1.00% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans.

Upon entering into the Term Loan, the Company incurred debt issuance costs of $7,811, which were initially recorded as a reduction of the debt liability and are being amortized to interest expense using the effective interest method from the issuance date of the Term Loan until the maturity date. The Company made principal payments of $3,000 under the Term Loan during the years ended December 31, 2022 and 2020 and $9,775 under the Term Loan during the year ended December 31, 2021. Interest expense, including the amortization of debt issuance costs, totaled $17,270, $15,519, and $16,493 for the years ended December 31, 2022, 2021 and 2020, respectively.

Additionally, on October 27, 2022, the Company's board of directors authorized the use of up to $50,000 cash to fund the partial repurchase of debt outstanding under the Term Loan. Subsequent to this authorization, the Company repurchased a portion of its outstanding Term Loan from certain of its debt holders. The aggregate payments totaled $45,878, paid using funds included in cash and cash equivalents in the consolidated balance sheets. Based on the applicable fair value of debt repurchased, the amount of outstanding principal of the Term Loan that was retired was $49,216. The Company recognized a gain on extinguishment of debt, net of fees, of $2,728, and also charged $222 to interest expense for the pro-rata portion of unamortized debt issuance costs attributed to the debt repurchased. On January 24, 2023, the Company made an additional payment of $1,237 to repurchase $1,375 of its outstanding debt.

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

In addition, the Company is required to make mandatory prepayments under the Term Loan with respect to (i) 100% of the net cash proceeds from certain asset dispositions (including casualty and condemnation events) by the Company or certain of its subsidiaries, subject to certain exceptions and reinvestment provisions, (ii) 100% of the net cash proceeds from the issuance or incurrence of any additional debt by the Company or certain of its subsidiaries, subject to certain exceptions, and (iii) 50% of the Company’s excess cash flow, as defined in the credit agreement, subject to reduction upon its achievement of specified performance targets. In accordance with these provisions, based on the results for the year ended December 31, 2020, a mandatory prepayment of $6,775 was paid on April 2, 2021. Based on results for the year ended December 31, 2022, no mandatory prepayment will be required in 2023.

The Term Loan is secured by, among other things, a first priority security interest, subject to permitted liens, in substantially all of the Company’s assets and all of the assets of certain of its subsidiaries and a pledge of certain of the stock of certain of its subsidiaries, in each case subject to specified exceptions. The Term Loan contains customary affirmative and negative covenants, including certain restrictions on the Company’s ability to pay dividends, and, with respect to the revolving credit facility which expired on December 20, 2021, a financial covenant requiring the Company to maintain a specified total net leverage ratio in the event that on the last day of any fiscal quarter the Company has utilized more than 30% of its borrowing capacity under the facility. The Company was in compliance with all covenants as of December 31, 2022 and 2021.

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

The Company made principal payments under the Mortgage Loan of $6,644 during the year ended December 31, 2020. Interest expense, including the amortization of debt issuance costs, totaled $120 for the year ended December 31, 2020.

11. Stockholders’ Equity

Stock Repurchase Program

On February 21, 2019, the Company announced a stock repurchase program authorizing it to repurchase up to $75,000 of the Company’s common stock. During the years ended December 31, 2022, 2021 and 2020, the Company repurchased 204, 1,671, and 1,227 shares for $1,192, $8,819, and $3,031, respectively, including commissions. As of December 31, 2022, $60,234 remained authorized for repurchases of the Company’s common stock under this stock repurchase program. However, based on the Company's net leverage ratio at December 31, 2022, as described in Note 10, Debt, the Company's ability to repurchase shares is currently restricted. The stock repurchase program has no expiration date and does not require the Company to purchase a minimum number of shares, and it may suspend, modify or discontinue the stock repurchase program at any time without prior notice.

Securities Purchase Agreement with Verizon Ventures LLC

On April 18, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with Verizon Ventures LLC providing for the private placement of an aggregate of 9,323 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, at a price of $4.24 per share, for an aggregate purchase price of approximately $39,530. Issuance costs related to this transaction totaled $160 and were net against the amount recorded to additional paid in capital on the consolidated balance sheet. The Company filed a resale registration statement for the Shares with the SEC on May 17, 2022.

Special Dividends

The Company's board of directors, on five separate occasions, declared a special dividend to the holders of common stock and preferred stock of record at that time. In connection with these special dividends, the board of directors also approved cash payments to be made to holders of the Company’s stock options, SARs and RSUs as equitable adjustments to the holders of such instruments in accordance with the provisions of the Company’s equity incentive plans. These equitable adjustment payments are equal to an amount per share multiplied by the net number of shares subject to outstanding equity awards after applying the treasury stock method. The below table provides details of these equitable adjustment payments:

			Equitable Adjustment Payments
			During the Year Ended
Dividend Declaration Dates	Equitable Adjustment per share	Year of Final Vesting	December 31, 2022	December 31, 2021	December 31, 2020
November 30, 2017	$0.5802	2021	$1	$44	$148
May 10, 2017	1.1774	2021	—	52	178
December 27, 2016	2.3306	2020	—	2	303
June 17, 2016	0.5891	2020	—	—	54
November 30, 2014	0.3835	2018	—	—	—
Total			$1	$98	$683

(1)
Net of estimated forfeitures. Amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

12. Stock-based Compensation

2017 Stock Incentive Plan

The Company’s 2017 Stock Incentive Plan (the “2017 Plan”), provides for the Company to grant incentive stock options, nonqualified stock options, SARs, performance-based restricted stock units, or PSUs, restricted stock awards, RSUs, and other stock-based awards. The number of shares of common stock that may be issued under the 2017 Plan will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 20,000 shares, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, repurchased or otherwise terminated by the Company under the 2017 Plan will be added back to the shares of common stock available for issuance under the 2017 Plan. The total number of shares authorized for issuance under the 2017 Plan was 19,355 shares as of December 31, 2022, of which 6,051 shares remained available for future grant.

Stock Option Valuation

The Company uses the closing price of its common stock as reported on the Nasdaq Global Select Market on the applicable date of grant to determine the fair value of the shares of common stock underlying stock options.

The assumptions used in the Black-Scholes option-pricing model were as follows:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	1.7%–3.7%	1.0%–1.3%	0.4%–0.7%
Expected term (in years)	5.6–6.3	6.1	6.1
Expected volatility	38.5%–42.4%	37.7%–38.6%	29.3%–31.9%
Expected dividend yield	0.0%	0.0%	0.0%

Stock Options

A summary of option activity for the year ended December 31, 2022 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at January 1, 2022	5,919	$8.82	4.36	$4,205
Granted	1,592	3.86
Exercised	(170)	1.92
Forfeited	(804)	10.77
Outstanding at December 31, 2022	6,537	$7.55	4.42	$134
Options exercisable at December 31, 2022	4,914	$8.72	2.85	$132
Vested or expected to vest at December 31, 2022	6,462	$7.59	4.37	$134

The weighted-average grant-date fair value of options granted during the years ended December 31, 2022, 2021 and 2020 was $1.62, $2.88, and $1.42 per share, respectively. Cash proceeds received upon the exercise of options were $327, $2,263, and $1,195 during the years ended December 31, 2022, 2021 and 2020, respectively. The intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $362, $5,594, and $1,746, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Restricted Stock Units

A summary of RSU activity for the year ended December 31, 2022 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2022	4,309	$6.34
Granted	3,063	3.51
Vested	(1,424)	6.46	$6,363
Forfeited	(443)	6.30
Unvested balance at December 31, 2022	5,505	$4.49

The Company withheld 469, 791, and 150 shares of common stock in settlement of employee tax withholding obligations due upon the vesting of RSUs during the years ended December 31, 2022, 2021 and 2020, respectively.

Performance-Based Restricted Stock Units

During the years ended December 31, 2022 and 2021, the Company granted performance-based restricted stock unit “PSUs” to certain employees that vest over a three-year period based on the achievement of performance goals and continued performance of services. The performance goals for all PSUs granted during the year ended December 31, 2021 and a portion of PSUs granted during the year ended December 31, 2022 consist solely of market-based vesting conditions, determined by the Company's level of achievement of pre-established parameters relating to the performance of the Company's stock price as set by the Company's board of directors. Vesting for these market-based PSUs may occur at any time during the three-year period. The remainder of PSUs granted during the year ended December 31, 2022 consist of performance-based vesting conditions determined by the Company's achievement of performance targets with respect to a certain customer agreement. Vesting for these performance-based PSUs may occur in varying percentages on January 1, 2023, 2024 and 2025.

Compensation expense for PSUs is based on the estimated value of the awards on the grant date, and is recognized over the period from the grant date through the expected vest dates of each vesting condition, both of which were estimated based on a Monte Carlo simulation model applying the following key assumptions:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	2.8%	0.2%
Volatility	79.1%	78.6%
Dividend yield	0.0%	0.0%
Cost of equity	13.2%	12.0%

A summary of PSU activity for the year ended December 31, 2022 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2022	442	$7.89
Granted	846	2.75
Vested	—	—	$—
Forfeited	(26)	7.89
Unvested balance at December 31, 2022	1,262	$4.15

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

A summary of SAR activity for the year ended December 31, 2022 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2022	200	$7.28
Granted	—	—
Vested	(90)	1.69
Forfeited	—	—
Outstanding at December 31, 2022	110	$11.86

The fair value of the SAR liability as of December 31, 2021 was $358 (see Note 7, Fair Value Measurements), and was included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. There was no SAR liability as of December 31, 2022 as the exercise price of all outstanding SARs exceeded the fair value of the Company's common stock as of December 31, 2022.

Stock-Based Compensation Expense

The Company classified stock-based compensation expense related to stock options, RSUs, PSUs and SARs for the years ended December 31, 2022, 2021 and 2020 in the consolidated statements of operations and comprehensive (loss) income as follows:

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$121	$137	$153
Research and development expenses	2,972	2,665	2,447
Selling, general and administrative	10,188	12,017	10,555
	$13,281	$14,819	$13,155

The Company recognized stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020 in the consolidated balance sheets as follows:

	Year Ended December 31,
	2022	2021	2020
Change in fair value of SAR liability	$(159)	$—	$229
Recognized as additional paid-in capital	13,440	14,819	12,926
Total stock-based compensation	$13,281	$14,819	$13,155

As of December 31, 2022, there was $19,348 of unrecognized compensation cost related to outstanding stock options, RSUs, PSUs and SARs, which is expected to be recognized over a weighted-average period of 2.13 years.

13. Net (Loss) Income per Share

The Company calculated basic and diluted net (loss) income per share attributable to common stockholders as follows:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net (loss) income attributable to common stockholders, basic and diluted	$(79,205)	$3,207	$24,801
Denominator:
Weighted-average shares used to compute net (loss) income per share attributable to common stockholders, basic	91,596	85,253	83,465
Dilutive effect of stock options	—	1,526	1,050
Dilutive effect of restricted stock units	—	2,078	763
Weighted-average shares used to compute net (loss) income per share attributable to common stockholders, diluted	91,596	88,857	85,278
Net (loss) income per share attributable to common stockholders:
Basic	$(0.86)	$0.04	$0.30
Diluted	$(0.86)	$0.04	$0.29

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net (loss) income per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2022	2021	2020
Options to purchase common stock	6,537	3,411	4,119
Unvested restricted stock units	5,505	712	1,030
Unvested performance-based stock units	1,262	—	983

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

	Year Ended December 31,
	2022	2021	2020
North America:
United States	$78,401	$154,765	$127,217
Canada	52,402	66,537	38,960
Total North America	130,803	221,302	166,177
Latin America	18,357	27,841	34,926
Europe, Middle East and Africa:	38,226	30,378	35,933
Asia-Pacific
Australia	66,224	89,548	116,661
Other	32,927	32,256	39,549
Total Asia-Pacific	99,151	121,804	156,210
Total revenue(1)	$286,537	$401,325	$393,246

(1)
Other than the United States, Canada and Australia, no individual countries represented 10% or more of the Company’s total revenue for any of the periods presented.

The Company also disaggregates its revenue based on product line summarized as follows:

	Year Ended December 31,
	2022	2021	2020
Product revenue:
Wireless	$89,020	$170,233	$111,255
Fixed-line broadband	57,904	66,017	96,904
Cable	90,623	117,692	137,924
Total product revenue	237,547	353,942	346,083
Service revenue
Wireless	7,735	5,538	7,348
Fixed-line broadband	3,898	5,034	1,924
Cable	37,357	36,811	37,891
Total service revenue	48,990	47,383	47,163
Total revenue	$286,537	$401,325	$393,246

Costs to Obtain or Fulfill a Contract

As of December 31, 2022, 2021, and 2020, the Company had short-term capitalized contract costs of $124, $90, and $95, respectively, which are included in prepaid expenses and other current assets and had long-term capitalized contract costs of $64, $58, and $70, respectively, which are included in other assets in the accompanying consolidated balance sheets. During the years ended December 31, 2022, 2021, and 2020, amortization expense associated with capitalized contract costs was $168, $98, and $568, respectively, which the Company recorded to selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive (loss) income.

Contract Balances

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. The Company recognizes such amounts as revenue when the Company satisfies its performance obligations. For the year ended December 31, 2022, the Company recognized $13,699 of revenue which was included in deferred revenue as of December 31, 2021. For the year ended December 31, 2021, the Company recognized $15,402 of revenue which was included in deferred revenue as of December 31, 2020. For the year ended December 31, 2020, the Company recognized $23,048 of revenue that was included in deferred revenue as of December 31, 2019.

The Company receives payments from customers based upon contractual billing terms. The Company records accounts receivable when the right to consideration becomes unconditional. Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. As of December 31, 2022, 2021 and 2020, the Company recorded contract assets of $2,674, $95 and $771, respectively.

Transaction price allocated to the remaining performance obligations

As of December 31, 2022, the aggregate remaining amount of revenue expected to be recognized related to unsatisfied or partially unsatisfied performance obligations was $36,834, which consists of deferred revenue. The Company expects approximately 85% of this amount to be recognized in the next twelve months with the remaining amounts to be recognized over the next two to five years.

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

Please refer to Note 14, Revenue from Contracts with Customers, for the Company’s revenue by geography for the years ended December 31, 2022, 2021 and 2020.

The Company’s property and equipment, net by location was as follows:

	December 31,
	2022	2021
United States	$14,679	$17,089
China	3,017	3,118
Australia	1,054	2,027
Other	768	1,274
Total property and equipment, net	$19,518	$23,508

16. Related Parties

Employment of Rongke Xie

Rongke Xie, who serves as General Manager of Guangzhou Casa Communication Technology LTD, or Casa China, a subsidiary of the Company, is the sister of Lucy Xie, who served as the Company’s Senior Vice President of Operations until her retirement on December 31, 2022 and remains serving as a member of the Company’s board of directors. Casa China paid Rongke Xie $216, $224, and $187 in total compensation in the years ended December 31, 2022, 2021 and 2020, respectively, for her services as an employee.

To date, the Company has granted to Rongke Xie 145 RSUs which vest in annual installments over a four-year period. The grant-date fair value of the awards totaled $600, which is recorded as stock-based compensation expense over the vesting period of the awards. During the years ended December 31, 2022, 2021 and 2020, the Company recognized selling, general and administrative expenses of $118, $110, and $90 related to these awards, respectively.

Transactions Involving Verizon Communications Inc. and its Affiliates

As a result of the Company's SPA with Verizon Ventures LLC on April 18, 2022 (see Note 11, Stockholders Equity), Verizon Communications Inc. and its subsidiaries, or Verizon and Affiliates, collectively became a principal stockholder of the Company through its ownership of common stock. Verizon and Affiliates are customers of the Company.

During the year ended December 31, 2022, the Company recognized revenue of $18,004 from transactions with Verizon and Affiliates, and amounts received in cash resulting from revenue transactions with Verizon and Affiliates during the year ended December 31, 2022 totaled $29,020. As of December 31, 2022, amounts due from Verizon and Affiliates totaled $6,044 and were included in accounts receivable, net in the consolidated balance sheet. As of December 31, 2022, revenue from transactions that did not meet the criteria for recognition totaling $18,094 with Verizon and Affiliates were included in deferred revenue in the consolidated balance sheet.

17. Leases

The Company leases manufacturing, warehouse and office space in the United States, Ireland, China, Hong Kong, Spain and Australia under non-cancelable operating leases that expire through 2028, as well as various equipment. The leases have remaining lease terms of 1 year to 6 years, some of which contain options to extend the leases for up to 3 years and some which include options to terminate the leases within 1 year. The lease agreements contain lease and non-lease components, which are generally accounted for together.

Prior to adoption of ASC 842 on December 31, 2022, the Company recorded rent expense on a straight-line basis, and, as a result, as of December 31, 2021, the Company had a deferred rent liability of $151 which is included in accrued expenses and other current liabilities in the consolidated balance sheets.

After the adoption of ASC 842, the Company determines if an arrangement is a lease at inception. Operating leases are included in the operating lease right-of-use, or ROU, assets and the short-term and long-term lease liabilities on the consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the Company used its incremental borrowing rate based on information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Pursuant to the terms of the lease agreement for the Company’s Australia office, the Company obtained six standby letters of credit in the amount of approximately $2,100 as security on the lease obligation. The letters of credit are classified as restricted cash in the accompanying consolidated balance sheet as of December 31, 2022 and 2021.

The components of lease expense were as follows:

Year Ended
December 31, 2022
Financing lease cost	$—
Operating lease cost	2,290
Short-term lease cost	2
Variable lease cost	284
Total lease cost	$2,576

Supplemental cash flow information related to leases was as follows:

Year Ended
December 31, 2022
Cash paid for operating leases included in cash flows from operating activities	$2,279
Right-of-use assets obtained in exchange for new operating leases	1,077

Supplemental balance sheet information related to leases was as follows:

Year Ended
December 31, 2022
Weighted average remaining lease term for operating leases	3.58 years
Weighted average discount rate for operating leases	4.0%

Maturities of operating lease liabilities were as follows:

Year Ending December 31,
2023	$2,186
2024	1,311
2025	955
2026	850
2027	582
Thereafter	2
Total future minimum lease payments	$5,886
Less: amounts representing interest	(430)
Total lease liabilities	5,456
Less: current operating lease liability	(2,040)
Long term operating lease liability	3,416

In accordance with the transition disclosure requirements under ASC 840, the future minimum lease commitments under non-cancelable leases as of December 31, 2021 were as follows:

Year Ending December 31,
2022	$2,138
2023	2,028
2024	1,116
2025	874
2026	795
Thereafter	511
Total	$7,462

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

As of December 31, 2022, the Company accrued $1,487 as a minimum estimated liability related to two ongoing indemnification claims. Both of these claims were settled and paid subsequent to December 31, 2022, in the exact amount estimated of $1,487. As of December 31, 2021, the Company had not experienced any material losses related to these indemnification obligations. As of December 31, 2022 and 2021, no additional material claims were outstanding where a contingent loss was considered to be probable or reasonably estimable. The Company does not expect additional significant claims related to these indemnification obligations and, consequently, concluded that the fair value of any additional obligations is negligible.

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

Other

As described in Note 6, Accrued Expenses and Other Current Liabilities, the Company provides industry-standard product warranties to its customers and is thus inherently subject to loss contingencies that include warranty claims which may arise in the ordinary course of business.

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

On December 23, 2022, the Company executed a settlement deed with the customer, whereby the Company agreed to, among other things, a settlement amount of 20,000 Australian dollars, to be paid in four equal annual installments, the first of which was paid upon execution of the settlement deed in the amount of $5,000 Australian dollars, or $3,398. As of December 31, 2022, the remaining accrued expense balance, representing the estimated net present value of the remaining payments, plus the estimated cost of other non-monetary obligations under the settlement deed was $9,880, as shown in Note 6, Accrued Expenses and Other Current Liabilities. The total expense recognized, net of insurance proceeds, for the year ended December 31, 2022 of $12,803 has been included in cost of revenue in the accompanying statement of operations for the year ended December 31, 2022.

19. Employee Benefit Plan

The Company has a Section 401(k) defined contribution savings plan for its employees. The plan covers substantially all employees in the United States who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis, subject to certain limitations. Company contributions to the plan may be made at the discretion of the Company's board of directors. Effective January 1, 2014, the Company commenced matching contributions in the amount of 50% of the employee’s contributions of up to 6% of eligible wages. The Company made matching contributions to the plan of $1,626, $1,615, and $1,523 in the years ended December 31, 2022, 2021 and 2020, respectively.

20. Subsequent Events

Debt Repurchase

On January 24, 2023, the Company repurchased a portion of its outstanding Term Loan from certain of its debt holders. The aggregate payments totaled $1,237, paid using funds included in cash and cash equivalents in the consolidated balance sheets as of December 31, 2022. Based on the applicable fair value of debt repurchased, the amount of outstanding principal of the Term Loan that was retired was $1,375.

Retirement of Jerry Guo

On March 14, 2023, upon the retirement of the Company's President and Chief Executive Officer, a separation agreement was executed, which provided for the acceleration of any unvested equity awards as of the effective date and a severance package equivalent to one year's base salary plus target bonus, to be paid over twelve months. The total expense to be recognized under the agreement is approximately $4,500.

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

Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to the material weaknesses in our internal control over financial reporting described below.

Notwithstanding the material weaknesses described below, management believes, and our principal executive officer and principal financial officer have certified that, the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of the dates, and for each of the periods presented, in accordance with accounting principles generally accepted in the United States of America.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated 2013 Framework.

Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective at the reasonable assurance level, due to the material weaknesses outlined below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2022, management has identified material weaknesses that are pervasive in our internal control processes and involve the control environment, risk assessment, control activity, information and communication, and monitoring components of the COSO framework. Specifically, the material weaknesses relate to: an insufficiently staffed finance organization with the requisite knowledge or skills in and ability to focus on internal control over financial reporting matters; not fully designing, implementing and monitoring policies or financial reporting controls that identify and sufficiently mitigate risks of material misstatement to the financial statements; and insufficient design, implementation and monitoring of general information technology controls to support the effective operation of financial controls. Because of the material weaknesses described above, our management believes that, as of December 31, 2022, our internal control over financial reporting was not effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Their report is set forth herein.

Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

Immediately following the identification of the material weaknesses described above, and with the oversight of the Audit Committee, we commenced a process to remediate the underlying causes of these material weaknesses, enhance the control environment and strengthen our internal control over financial reporting. We are committed and are taking steps necessary to remediate the control deficiencies which caused the above material weaknesses by implementing changes to our internal control over financial reporting. We have begun the process to remediate the material weakness and will continue our efforts through fiscal 2023. Our plans for remediation include the following:

•
We have added and will continue the process of adding a sufficient number of qualified personnel within our accounting function to establish the appropriate level of resources to ensure successful remediation, and thereafter, ongoing maintenance of adequate internal controls over financial reporting. We have recently hired a new Director of Revenue, and engaged accounting advisory consultants to provide additional oversight and expertise to enhance our period end close, technical accounting, and financial reporting capabilities and will continue to utilize such additional resources as necessary;
•
As these resources are added, we will continuously evaluate the assignment of responsibilities, internal and external, associated with the performance of control activities and will continue to consider hiring additional accounting, finance and IT personnel as necessary;
•
We will continue delivering training on a regular basis related to internal control over financial reporting to our team members including, but not limited to finance and accounting personnel, to educate control owners and enhance policies to ensure that all design elements of control activities are addressed in the performance of control activities;
•
We will continue the process of implementing and/or enhancing control activities, including automating certain manual processes, which is expected to help increase the efficiency of processing transactions and produce accurate and timely information;
•
We have engaged third-party consultants to continue to re-assess the Company’s control environment and assist with re-designing existing controls and the development of new controls where needed, including Information Technology General Controls. This effort will also include updating and improving existing control documentation as well as developing and performing ongoing and separate evaluations of our internal control environment to ascertain whether the components of internal control are present and functioning at an appropriate level; and
•
In addition, under the direction of the audit committee of the Board of Directors, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to refine and monitor policies and procedures to improve the overall effectiveness of internal control over financial reporting of the Company.

When fully implemented and operational, we believe the measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, our management may determine to take additional measures.

The measures we are implementing are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. Management and the Audit Committee remain committed to the implementation of remediation efforts to address the material weaknesses. We will continue to implement measures to remedy our internal control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. In addition, until remediation steps have been completed and are operated for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the material weakness previously disclosed, and as described above, will continue to exist.

Changes in Internal Control over Financial Reporting

Except as otherwise noted above under “Remediation of Material Weaknesses in Internal Control Over Financial Reporting” including the on-going remediation efforts described, there have been no change in our internal controls over financial reporting during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Casa Systems, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Casa Systems, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Casa Systems, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified pervasive material weaknesses throughout the Company’s internal control processes that involve the control environment, risk assessment, control activity, information and communication, and monitoring components of the COSO framework.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Casa Systems, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 15, 2023, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 15, 2023

Item 9B. Other Information.

Retirement of Jerry Guo

On March 14, 2023, the Company announced the transition and retirement of Jerry Guo, the Company’s President and Chief Executive Officer, effective March 17, 2023 (the “Effective Date”). Mr. Guo will continue to serve as a director of the Company. Mr. Guo’s departure is not the result of any disagreement with the Company on any matters relating to the Company’s operations, policies, or practices. The Board has commenced a search process to identify the Company's next Chief Executive Officer.

In connection with his departure, the Company and Mr. Guo entered into a separation agreement and general release of claims (the “Separation Agreement”) on March 14, 2023. Pursuant to the terms of the Separation Agreement, for a twelve-month period following the Effective Date, Mr. Guo will receive (i) salary continuation payments in an amount equal to the sum of (x) his annual base salary at the rate in effect as of the Effective Date and (y) his target bonus for the calendar year 2023 (which is equal to two times Mr. Guo’s base salary in effect as of the Effective Date) and (ii) payment to the COBRA provider for premiums to continue health benefit coverage. In addition, pursuant to the terms of the Separation Agreement, on the Effective Date, any of Mr. Guo’s unvested equity in the Company will be fully accelerated and become vested, and the post-termination exercise period for all stock options held by Mr. Guo will be extended to the earlier of (a) one year following the date upon which Mr. Guo ceases providing services to the Company or (b) the expiration of the option. The Separation Agreement also contains non-disparagement and cooperation covenants, a release of claims by Mr. Guo and a provision reaffirming Mr. Guo’s post-employment continuing obligations. The Company’s obligations to make payments under the Separation Agreement are conditioned upon Mr. Guo not breaching any of his continuing obligations.

The foregoing description of the Separation Agreement is qualified in its entirety by reference to the full text of the Agreement, which we intend to file as an exhibit to our next Quarterly Report on Form 10-Q.

Appointment of Edward Durkin as Interim Chief Executive Officer

In connection with Mr. Guo’s retirement, on March 13, 2023, the Company's Board of Directors appointed Edward (“Ed”) Durkin as Interim Chief Executive Officer (“Interim CEO”), effective as of the Effective Date. Mr. Durkin currently serves, and will continue to serve, as the Company’s Chief Financial Officer. There is no employment agreement between the Company and Mr. Durkin in connection with his newly appointed role as Interim CEO. Mr. Durkin has agreed that he will not receive any salary, compensation, or benefits for his service as Interim CEO at this time. However, Mr. Durkin will continue to receive a salary, compensation, and benefits in his role as Chief Financial Officer of the Company.

Mr. Durkin, age 62, currently serves as the Company’s Chief Financial Officer. Prior to joining the Company in March 2022, Mr. Durkin had served as the chief financial officer of Fuze, Inc., a global, enterprise-focused provider of unified cloud-based communications software, that was acquired by 8x8, Inc., since December 2020. Prior to Fuze, Mr. Durkin served as chief financial officer at Actifio Inc., Inc., a multi-cloud copy data management software company serving enterprise and global service provider customers which was acquired by Google, from January 2018 to December 2020. Prior to Actifio, Mr. Durkin served as chief financial officer at Digital Guardian, Inc., a data loss prevention software provider, from June 2015 to January 2018. Mr. Durkin received a B.S. in Accounting from the University of Massachusetts Dartmouth.

There are no family relationships between Mr. Durkin and any director or executive officer of the Company, and the Company has not entered into any transactions with Mr. Durkin that are reportable pursuant to Item 404(a) of Regulation S-K. Except as described above, there are no arrangements or understandings between Mr. Durkin and any other persons pursuant to which he was appointed as Interim Chief Executive Officer.

Election of Scott Bruckner as Director

On March 13, 2023, the Board voted to increase the size of the Board from seven to eight directors and, upon the recommendation of its independent members, appointed Scott Bruckner to fill the newly created vacancy, effective immediately. Mr. Bruckner was designated as a Class III director in accordance with the Company’s Restated Certificate of Incorporation and Amended and Restated Bylaws to serve until the Company’s 2023 Annual Meeting of Stockholders and thereafter until his successor has been duly elected and qualified, or until his earlier death, resignation or removal.

Mr. Bruckner has served as the chief financial officer of Fluid Truck Inc. since April 2022. Prior to that, he served as Casa Systems' Chief Financial Officer from January 2020 until April 2022, and as the Company's Senior Vice President of Strategy and Corporate Development from November 2017 until January 2020. Prior to joining Casa Systems, Mr. Bruckner served as a senior managing director of Macquarie Group from June 2015 to November 2017 and as a partner at Perella Weinberg Partners from April 2007 to May 2015. Mr. Bruckner holds a B.A. in international relations and Slavic languages and literature from the University of Southern California and an M.A. and a Ph.D. in political science and political economy from the University of California, Los Angeles.

Mr. Bruckner will be entitled to receive compensation for his service as a non-employee director in accordance with the Company’s non-employee director compensation program described in the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 1, 2022.

There are no family relationships between Mr. Bruckner and any director or executive officer of the Company, and there are no arrangements or understandings between Mr. Bruckner and any other person pursuant to which he was elected as a director. There are no transactions in which Mr. Bruckner has an interest requiring disclosure under Item 404(a) of Regulation S-K.

Mr. Bruckner plans to enter into an indemnification agreement with the Company, in the form filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-221658), filed with the Securities and Exchange Commission on November 17, 2017. Pursuant to the terms of this agreement, the Company may be required, among other things, to indemnify Mr. Bruckner for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by him in any action or proceeding arising out of his service as a director of the Company.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The complete response to this Item regarding the backgrounds of our executive officers and directors and other information required by this Item is expected to be incorporated by reference herein to our definitive proxy statement for our 2023 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

The information required by this Item is expected to be incorporated by reference herein to our definitive proxy statement for our 2023 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is expected to be incorporated by reference herein to our definitive proxy statement for our 2023 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is expected to be incorporated by reference herein to our definitive proxy statement for our 2023 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item is expected to be incorporated by reference herein to our definitive proxy statement for our 2023 Annual Meeting of Stockholders.

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

(3) Exhibits

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith

2.1	Deed, dated as of February 21, 2019, between Casa Systems, Inc. and NetComm Wireless Limited	8-K	001-38324	2/21/2019	10.1

3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-38324	12/19/2017	3.1

3.2	By‑laws of the Registrant	8-K	001-38324	12/19/2017	3.2

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-221658	12/4/2017	4.1

4.2	Description of Securities of the Registrant	10-K	001-38324	2/27/2020	4.2

10.1#	Form of Indemnification Agreement between the Registrant and its executive officers and directors	S-1	333-221658	11/17/2017	10.1

10.2#	2011 Stock Incentive Plan, as amended	S-1	333-221658	11/17/2017	10.6

10.3#	Form of Incentive Stock Option Agreement under 2011 Stock Incentive Plan	S-1	333-221658	11/17/2017	10.7

10.4#	Form of Nonstatutory Stock Option Agreement under 2011 Stock Incentive Plan	S-1	333-221658	11/17/2017	10.8

10.5#	Form of Restricted Stock Agreement under 2011 Stock Incentive Plan	S-1	333-221658	11/17/2017	10.9

10.6#	Form of Restricted Stock Unit Agreement under 2011 Stock Incentive Plan	S-1	333-221658	11/17/2017	10.10

10.7#	Form of Stock Appreciation Rights Agreement under 2011 Stock Incentive Plan	S-1	333-221658	11/17/2017	10.11

10.8#	2017 Stock Incentive Plan	S-1	333-221658	11/17/2017	10.12

10.9#	Form of Stock Option Agreement under 2017 Stock Incentive Plan	S-1	333-221658	11/17/2017	10.13

10.10#	Form of Restricted Stock Unit Agreement under 2017 Stock Incentive Plan	S-1	333-221658	11/17/2017	10.14

10.11	Registration Rights Agreement, dated April 26, 2010, between the Registrant and the investors party thereto	S-1	333-221658	11/17/2017	10.19

10.12	Credit Agreement, dated as of December 20, 2016, by and among the Registrant and JPMorgan Chase Bank, N.A., as agent, and the other agents, arrangers and lenders party thereto	S-1	333-221658	11/17/2017	10.20

10.13	Letters, dated as of February 1, 2017 and April 14, 2017, from the Registrant to the lenders party to the Credit Agreement	S-1	333-221658	11/17/2017	10.21

10.14	Security Agreement, dated as of December 20, 2016, by and among the Registrant, each of the subsidiaries of the Registrant party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent	S-1	333-221658	11/17/2017	10.22

10.15#	Employment Agreement, dated November 17, 2017, by and between the Registrant and Jerry Guo	S-1	333-221658	11/17/2017	10.24

10.16#	Employment Agreement, dated November 17, 2017, by and between the Registrant and Lucy Xie	S-1	333-221658	11/17/2017	10.25

10.17#	Employment Agreement, dated November 17, 2017, by and between the Registrant and Weidong Chen	S-1	333-221658	11/17/2017	10.26

10.18#	Offer Letter, dated October 10, 2017, by and between the Registrant and Scott Bruckner	10-K	001-38324	2/27/2020	10.28

10.19#	Form of Performance Restricted Stock Unit Agreement with Full Acceleration under 2017 Stock Incentive Plan	10-Q	001-38324	5/1/2020	10.2

10.20#	Form of Performance Restricted Stock Unit Agreement with Partial Acceleration under 2017 Stock Incentive Plan	10-Q	001-38324	5/1/2020	10.3

10.21	Lease annexure “A”, dated October 29, 2020, between ESR Investment Nominees 3 (Australia) Pty Limited and NetComm Wireless Pty Ltd	10-Q	001-38324	10/29/2020	10.2

10.22#	Offer Letter, dated March 2, 2022, by and between the Registrant and Ed Durkin	8-K	001-38324	3/24/2022	10.1

10.23	Securities Purchase Agreement, dated as of April 18, 2022, among Casa Systems, Inc. and Verizon Ventures LLC	8-K	001-38324	4/18/2022	10.1

10.24#	Form of Restricted Stock Unit Agreement under 2017 Stock Incentive Plan	10-Q	001-38324	8/4/2022	10.1

10.25#	Separation Agreement, executed on November 29, 2022, by and between the Company and Lucy Xie	8-K	001-38324	12/5/2022	10.1

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

# Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(b) of Form 10-K.

* Furnished herewith.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Andover, Commonwealth of Massachusetts, on this 15th day of March, 2023.

CASA SYSTEMS, INC.

By:	/s/ Jerry Guo
Jerry Guo
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jerry Guo	President, Chief Executive Officer and Director	March 15, 2023
Jerry Guo	(Principal Executive Officer)

/s/ Edward Durkin	Chief Financial Officer	March 15, 2023
Edward Durkin	(Principal Financial Officer)

/s/ Matthew Slepian	Chief Accounting Officer	March 15, 2023
Matthew Slepian	(Principal Accounting Officer)

/s/ Scott Bruckner	Director	March 15, 2023
Scott Bruckner

/s/ Susana D’Emic	Director	March 15, 2023
Susana D’Emic

/s/ Bruce R. Evans	Chairman and Director	March 15, 2023
Bruce R. Evans

/s/ Michael T. Hayashi	Director	March 15, 2023
Michael T. Hayashi

/s/ Daniel S. Mead	Director	March 15, 2023
Daniel S. Mead

/s/ Bill Styslinger	Director	March 15, 2023
Bill Styslinger

/s/ Lucy Xie	Director	March 15, 2023
Lucy Xie