Form 10-Q
period 2023-03-31
Casa Systems Inc
filed 2023-05-09
CIK 1333835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 2, 2023, the registrant had 96,716,206 shares of common stock, $0.001 par value per share, outstanding.

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
•
our ability to fulfill our customers’ orders due to supply chain delays, access to key commodities or technologies or events that impact our manufacturers or their suppliers;
•
our ability to anticipate technological shifts;
•
our ability to generate positive returns on our research and development;
•
changes in the rate at which communications service providers or CSPs, deploy and invest in ultra-broadband network capabilities;
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
•
the execution of restructuring plans, including expected or contemplated associated timing, benefits, and costs;
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
•
insolvency or credit difficulties confronting our customers, which could adversely affect their ability to purchase or pay for our products and services, or our key suppliers, which could disrupt our supply chain;
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
•
increases or decreases in our expenses caused by fluctuations in interest rates and foreign currency exchange rates;
•
impact of inflation and actions taken by central banks to counter inflation;
•
the costs and possible outcomes of any contingent liabilities, as well as legal actions or proceedings against us, including those described under “Part II, Item 1—Legal Proceedings”;
•
general economic conditions, both domestically and in foreign markets, including new macro-economic recession concerns, a potential economic downturn, banking industry liquidity concerns, or inflationary conditions;
•
our ability to obtain and maintain intellectual property protection for our products; and
•
our use of proceeds from our initial public offering.

Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$112,495	$126,312
Accounts receivable, net of provision for doubtful accounts of $167 and $636 as of March 31, 2023 and December 31, 2022, respectively(1)	47,463	74,484
Inventory	83,339	81,795
Prepaid expenses and other current assets	4,914	2,836
Prepaid income taxes	2,918	6,352
Total current assets	251,129	291,779
Property and equipment, net	18,695	19,518
Right-of-use assets	4,756	5,199
Goodwill	50,177	50,177
Intangible assets, net	24,252	25,759
Other assets	7,120	5,862
Total assets	$356,129	$398,294
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,106	$29,283
Accrued expenses and other current liabilities	34,525	31,825
Accrued income taxes	896	4,298
Deferred revenue(2)	36,372	31,305
Lease liability	1,909	2,040
Current portion of long-term debt, net of unamortized debt issuance costs	223,256	225,161
Total current liabilities	312,064	323,912
Accrued income taxes, net of current portion	7,408	6,640
Deferred tax liabilities	1,493	1,490
Deferred revenue, net of current portion	5,195	5,529
Lease liability, long-term	3,087	3,416
Other liabilities, net of current portion	7,646	7,906
Total liabilities	336,893	348,893
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 500,000 shares authorized; 100,314 and 98,262 shares issued as of March 31, 2023 and December 31, 2022, respectively; 96,717 and 94,665 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	100	98
Treasury stock, at cost; 3,597 shares as of March 31, 2023 and December 31, 2022	(14,837)	(14,837)
Additional paid-in capital	245,858	244,675
Accumulated other comprehensive loss	(1,997)	(2,305)
Accumulated deficit	(209,888)	(178,230)
Total stockholders’ equity	19,236	49,401
Total liabilities and stockholders’ equity	$356,129	$398,294

(1) Includes accounts receivable due from a related party of $4,648 and $6,044 at March 31, 2023 and December 31, 2022, respectively (see Note 15)

(2) Includes deferred revenue associated with a related party of $19,630 and $18,094 at March 31, 2023 and December 31, 2022, respectively (see Note 15)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Product	$35,249	$52,545
Service	10,048	11,854
Total revenue(1)	45,297	64,399
Cost of revenue:
Product	26,015	36,228
Service	1,127	1,492
Total cost of revenue	27,142	37,720
Gross profit	18,155	26,679
Operating expenses:
Research and development	20,840	22,673
Selling, general and administrative	24,457	22,329
Total operating expenses	45,297	45,002
Loss from operations	(27,142)	(18,323)
Other income (expense):
Interest income	966	34
Interest expense	(5,208)	(3,688)
Gain on extinguishment of debt	133	—
Loss on foreign currency, net	(292)	(273)
Other income, net	33	18
Total other expense, net	(4,368)	(3,909)
Loss before provision for income taxes	(31,510)	(22,232)
Provision for income taxes	148	10,352
Net loss	(31,658)	(32,584)
Other comprehensive income —foreign currency translation adjustment, net of tax	308	119
Comprehensive loss	$(31,350)	$(32,465)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.33)	$(0.39)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	95,793	84,583

(1) Includes revenue during which a related party relationship existed of $2,997 during the three months ended March 31, 2023 (see Note 15)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balances at January 1, 2023	98,262	$98	3,597	$(14,837)	$244,675	$(2,305)	$(178,230)	$49,401
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	2,052	2	—	—	(2,939)	—	—	(2,937)
Foreign currency translation adjustment	—	—	—	—	—	308	—	308
Stock-based compensation	—	—	—	—	4,122	—	—	4,122
Net loss	—	—	—	—	—	—	(31,658)	(31,658)
Balances at March 31, 2023	100,314	$100	3,597	$(14,837)	$245,858	$(1,997)	$(209,888)	$19,236

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at January 1, 2022	87,815	$88	3,393	$(13,645)	$193,654	$878	$(99,056)	$81,919
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	637	—	—	—	(1,412)	—	—	(1,412)
Foreign currency translation adjustment	—	—	—	—	—	119	—	119
Repurchase of treasury shares	—	—	204	(1,192)		—	—	(1,192)
Stock-based compensation					2,731			2,731
Net loss	—	—	—	—	—	—	(32,584)	(32,584)
Balances at March 31, 2022	88,452	$88	3,597	$(14,837)	$194,973	$997	$(131,640)	$49,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(31,658)	$(32,584)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,886	3,615
Stock-based compensation	4,122	2,628
Deferred income taxes	3	369
Change in provision for doubtful accounts	(470)	253
Change in provision for excess and obsolete inventory	(244)	(27)
Gain on disposal of assets	4	—
Non-cash operating lease expense	571	—
Gain on extinguishment of debt	(133)	—
Changes in operating assets and liabilities:
Accounts receivable	27,655	37,487
Inventory	(1,222)	(514)
Prepaid expenses and other assets	(3,326)	(205)
Prepaid income taxes	3,444	21,333
Accounts payable	(13,895)	(13,661)
Accrued expenses and other current liabilities	2,345	(13,707)
Operating lease liabilities	(530)	—
Accrued income taxes	(2,630)	8,985
Deferred revenue	4,728	4,125
Net cash (used in) provided by operating activities	(8,350)	18,097
Investing activities:
Purchases of property and equipment	(679)	(962)
Purchases of software licenses	—	(4)
Net cash used in investing activities	(679)	(966)
Financing activities:
Principal repayments of debt	(1,988)	(750)
Proceeds from exercise of stock options	2	79
Employee taxes paid related to net share settlement of equity awards	(2,938)	(1,490)
Payments of dividends and equitable adjustments	—	(1)
Repurchases of common stock	—	(1,192)
Net cash used in financing activities	(4,924)	(3,354)
Effect of exchange rate changes on cash and cash equivalents	140	100
Net (decrease) increase in cash, cash equivalents and restricted cash	(13,813)	13,877
Cash, cash equivalents and restricted cash at beginning of period	129,425	157,804
Cash, cash equivalents and restricted cash at end of period (1)	$115,612	$171,681
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,849	$3,478
Cash paid for income taxes	$3,132	$1,806
Supplemental disclosures of non-cash operating, investing and financing activities:
Purchases of property and equipment included in accounts payable	$20	$60

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(Unaudited)

1. Nature of Business and Basis of Presentation

Casa Systems, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on February 28, 2003. The Company is a global communications technology company headquartered in Andover, Massachusetts and has wholly- owned subsidiaries in China, France, Canada, Ireland, Spain, the Netherlands, Hong Kong, Australia, Germany, the United Kingdom, the United States and New Zealand.

The Company offers physical, virtual and cloud-native 5G infrastructure and customer premise networking equipment solutions to help communications service providers, or CSPs, transform and expand their public and private high-speed data and multi-service communications networks so they can meet the growing demand for bandwidth and new services. Through the development of cloud, access devices and cable products, the Company’s core and edge convergence technology enables CSPs and enterprises to cost-effectively and dynamically increase network speed, add bandwidth capacity and new services, reduce network complexity and reduce operating and capital expenditures regardless of access technology. As technology has changed, the Company is now viewing offerings across three major product lines, cloud, access devices and cable, as opposed to our historical view of cable, wireless and fixed telco. Our revenue disclosures have been updated accordingly.

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

The accompanying condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022, and the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2023 and 2022 are unaudited. The financial data and other information disclosed in these notes related to the three months ended March 31, 2023 and 2022 are also unaudited. The accompanying condensed consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2022, which was included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2023 (the “Annual Report on Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K. There have been no changes to the Company’s accounting policies from those disclosed in the Annual Report on Form 10-K that would have a material impact on the Company’s condensed consolidated financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and, in the opinion of management, include all adjustments consisting of only normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations and cash flows to be anticipated for the full year ending December 31, 2023 or any future period.

The accompanying condensed consolidated financial statements include the accounts and results of operations of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

Going Concern

In accordance with the accounting guidance related to the presentation of financial statements, when preparing financial statements for each annual and interim reporting period, management evaluates whether there are conditions or events that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In making its assessment, management considered the Company’s current financial condition and liquidity sources including current funds available, forecasted future cash flows and conditional and unconditional obligations due over the next twelve months.

As described further in Note 9, Debt, the Company has debt outstanding that matures within one year. The Company currently does not have committed financing or available liquidity to meet such debt obligations if they were to become due in accordance with their current terms. On May 8, 2023, the Company entered into a Transaction Support Agreement (“TSA”) with an ad hoc committee of lenders (“Consenting Lenders”) representing approximately 60% of the $223,884 in aggregate principal currently outstanding, to extend the maturity date of the debt to December 2027. The Consenting Lenders have agreed, subject to certain terms and conditions set forth in the TSA, to exchange approximately $133,876 of their existing 2023 TLB Debt for a newly issued super-priority term loan B (the "2027 TLB Debt"). The TSA also provides that other holders of the existing 2023 TLB Debt that did not initially sign the TSA may execute a joinder to the TSA under certain conditions. Any such other holder that executes a joinder will be required, subject to the same terms and conditions, to exchange its 2023 TLB Debt for such 2027 TLB Debt. The Company will pay down the 2027 TLB Debt principal held by the Consenting Lenders by $40,000 using available cash on hand. Upon closing of the transactions contemplated by the TSA, which are subject to customary closing conditions and achieving certain participation thresholds as set forth therein, and are conditioned on the satisfaction or waiver of certain conditions precedent, including finalizing all definitive documents, management believes that the Company will have sufficient cash and cash equivalents to meet its working capital and capital expenditure needs and debt service obligations for at least the following 12 months. The Company has incurred and expects to continue to incur significant legal and advisory fees in developing its financing plans. There can be no assurance that the transactions contemplated by the TSA will be completed as contemplated, or at all. If the Company is unable to complete this transaction or any other alternative transactions, on favorable terms or at all, due to market conditions or otherwise, its financial condition could be materially adversely affected. Because of the uncertainty in refinancing outstanding debt, management has concluded that substantial doubt exists with respect to the Company's ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

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

The COVID-19 pandemic disrupted the Company's global supply chain. During the three months ended March 31, 2023 and throughout 2022, the Company experienced shipping bottlenecks and shortages of supply that resulted in its inability to fulfill certain customer orders within normal lead times. This adversely impacted the Company's revenue and operating results. The Company also experienced, in some cases, significant increases in shipping costs. While the Company continues to work with its supply chain, contract manufacturers, logistics partners and customers to minimize the extent of such impacts, the Company expects the effects of global supply chain issues to continue and cannot predict if or when such effects will subside. This may prevent the Company from being able to fulfill its customers' orders in a timely manner or at all, which could lead to one or more of its customers canceling their orders. At this time, the Company is neither able to estimate the extent of these impacts nor predict whether its efforts to minimize or contain them will be successful.

In addition to the negative impact on the Company's business from global supply chain challenges related to COVID-19, the Company derived certain benefits from the pandemic that included decreases in certain operating expenses, such as travel and trade show expense, and benefited from certain U.S. government tax relief measures. These benefits began to gradually diminish during 2022 and the three months ended March 31, 2023, and may continue to do so as various geographies in which the Company operates continue to recover from the pandemic and government tax relief measures lapse.

In addition, the regions in which the Company operates have experienced a significant increase in inflation, which has adversely impacted the cost to manufacture the Company's products with limited ability to pass such increases on to its customers under previously established fixed price agreements. Inflation has further resulted in increased operating costs and interest rate increases, which will result in increased debt service costs. If interest rates continue to rise, the Company anticipates further adverse effects from inflation and increased interest rates.

At this time, the Company is neither able to estimate the extent of these impacts nor predict whether its efforts to minimize or contain them will be successful. The Company will continue to monitor its business very closely for any effects of COVID-19, inflation and interest rate increases for as long as necessary.

Subsequent Event Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. Other than the reduction in workforce and TSA, both as discussed in Note 18, Subsequent Events, the Company has evaluated all subsequent events and determined that there are no additional material recognized or unrecognized subsequent events requiring disclosure in these condensed consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments maturing within three months from the date of purchase. As of March 31, 2023 and December 31, 2022, the Company’s cash and cash equivalents consisted of investments in money market mutual funds.

Restricted cash as of March 31, 2023 and December 31, 2022 consisted of a certificate of deposit of $1,017 and $1,013, respectively, pledged as collateral for a stand-by letter of credit required to support a contractual obligation, as well as cash of $2,100 pledged as collateral in connection with two letters of credit to support contractual obligations, as further discussed in Note 16, Leases.

The following table is a reconciliation of cash, cash equivalents and restricted cash included in the accompanying condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash included in the accompanying condensed consolidated statements of cash flows:

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$112,495	$168,580
Restricted cash included in other assets	3,117	3,101
	$115,612	$171,681

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

Accounts receivable as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Current portion of accounts receivable, net:
Accounts receivable, net	$47,442	$74,407
Accounts receivable, extended payment terms	21	77
	$47,463	$74,484

The Company performs ongoing credit evaluations of its customers and, if necessary, provides a provision for doubtful accounts and expected losses. When assessing and recording its provision for doubtful accounts, the Company evaluates the age of its accounts receivable, current economic trends, creditworthiness of the customer, customer payment history, and other specific customer and transaction information. The Company also provides an overall expected credit loss amount, based on historical loss rates, in accordance with ASC 326, Credit Losses. The Company writes off accounts receivable against the provision when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. Adjustments to the provision for doubtful accounts are recorded as selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2023 and December 31, 2022, the Company concluded that all amounts due under extended payment terms were collectible and recorded no reserve for credit losses. During the three months ended March 31, 2023 and 2022, the Company did not provide a reserve for credit losses and did not write off any uncollectible receivables due under extended payment terms.

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

Significant customers are those that represent 10% or more of revenue or accounts receivable and are set forth in the following tables:

	Revenue
	Three Months Ended March 31,
	2023	2022
Customer A	*	14%
Customer B	*	10%
Customer C	*	10%

	Accounts Receivable, Net
	As of	As of
	March 31, 2023	December 31, 2022
Customer B	17%	12%
Customer D	*	11%

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

Inventories

The Company values inventories at the lower of cost or net realizable value. The Company computes cost using the first-in first-out convention. Inventories are composed of hardware and related component parts of finished goods. The Company establishes provisions for excess and obsolete inventories after evaluating historical sales, future demand, market conditions, expected product life cycles, and current inventory levels to reduce such inventories to their estimated net realizable value. The Company makes such provisions in the normal course of business and charges them to cost of revenue in its condensed consolidated statements of operations and comprehensive loss.

The Company includes deferred inventory costs within inventory in its condensed consolidated balance sheets. Deferred inventory costs represent the cost of products that have been delivered to the customer for which revenue associated with the arrangement has been deferred as a result of not meeting all the required revenue recognition criteria, such as receipt of customer acceptance. The Company recognizes deferred inventory costs as cost of revenue in its condensed consolidated statements of operations and comprehensive loss when the related revenue is recognized.

Impact of Recently Adopted or Issued Accounting Standards

There have been no recently adopted or issued accounting standards that are applicable to the Company since December 31, 2022.

Other

Other than the disclosures above, there have been no changes to the significant accounting policies disclosed in Note 2 Summary of Significant Accounting Policies to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

3. Goodwill and Intangible Assets

Goodwill

There have been no changes to the $50,177 carrying amount of goodwill during the three months ended March 31, 2023 and 2022.

Intangible Assets

Intangible assets, net consisted of intangible assets resulting from the acquisition of NetComm and purchased software to be used in the Company’s products. Intangible assets, net consisted of the following at March 31, 2023 and December 31, 2022, respectively:

	Cost	Accumulated Amortization	Net Balance
Developed Technology	$25,000	$(13,395)	$11,605
Customer Relationships	18,000	(6,750)	11,250
Trade Name	1,000	(1,000)	—
Purchased software	2,545	(1,148)	1,397
Totals as of March 31, 2023	$46,545	$(22,293)	$24,252

	Cost	Accumulated Amortization	Net Balance
Developed Technology	$25,000	$(12,502)	$12,498
Customer Relationships	18,000	(6,300)	11,700
Trade Name	1,000	(1,000)	—
Purchased software	2,545	(984)	1,561
Totals as of December 31, 2022	$46,545	$(20,786)	$25,759

As of March 31, 2023, amortization expense on existing intangible assets for the next five years and beyond is as follows:

Year Ending December 31,
Remainder of 2023	$4,495
2024	5,899
2025	5,754
2026	3,604
2027	1,800
Thereafter	2,700
$24,252

A summary of amortization expense recorded during the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
Product cost of revenue	$893	$893
Research and development	164	103
Selling, general and administrative	450	537
Totals	$1,507	$1,533

4. Inventory

Inventory as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Raw materials	$42,814	$47,581
Finished goods:
Manufactured finished goods	40,023	32,863
Deferred inventory costs	502	1,351
	$83,339	$81,795

5. Property and Equipment

Property and equipment as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Computers and purchased software	$23,908	$25,572
Leasehold improvements	4,229	4,226
Furniture and fixtures	2,388	2,471
Machinery and equipment	25,224	34,502
Land	3,091	3,091
Building	4,765	4,765
Building improvements	7,380	7,374
Trial systems at customers’ sites	2,270	2,582
	73,255	84,583
Less: Accumulated depreciation and amortization	(54,560)	(65,065)
	$18,695	$19,518

Depreciation and amortization expense on property and equipment totaled $1,379 and $2,082 for the three months ended March 31, 2023 and 2022, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Current liabilities
Accrued compensation and related taxes	$13,529	$11,666
Accrued warranty	1,458	1,678
Inventory-related accruals	7,578	5,819
Warranty Settlement Provision (see Note 17)	3,712	3,761
Other accrued expenses	8,248	8,901
Accrued expenses and other current liabilities	$34,525	$31,825
Non-current liabilities
Warranty Settlement Provision, net of current portion (see Note 17)	$6,072	$6,119
Other accrued expenses, net of current portion	1,574	1,787
Other liabilities, net of current portion	$7,646	$7,906

On March 14, 2023, Jerry Guo, the Company’s co-founder and Chief Executive Officer, announced his retirement from his role effective March 17, 2023. A separation agreement was entered into by Mr. Guo and the Company’s board of directors on March 13, 2023. Pursuant to this agreement, Mr. Guo was entitled to certain termination benefits, including accelerated vesting of stock awards, for which additional stock-based compensation of $1,737 was recognized in the three months ended March 31, 2023, as discussed in Note 11, Stock-based Compensation, and separation pay, equal to the sum of (i) Mr. Guo's annual base salary at the rate in effect as of March 17, 2023 and (ii) Mr. Guo's target bonus for the calendar year 2023. During the three months ended March 31, 2023, the Company accrued severance expenses of $2,199 related to Mr. Guo's separation agreement, which is included in accrued compensation and related taxes in the table above. Total expense recognized as a result of the separation agreement during the three months ended March 31, 2023 was $3,936.

Accrued Warranty

Substantially all of the Company’s products are covered by warranties for software and hardware for periods ranging from 90 days to two years. In addition, in conjunction with customers’ renewals of maintenance and support contracts, the Company offers an extended warranty for periods typically of one to three years for agreed-upon fees. In the event of a failure of a hardware product or software covered by these warranties, the Company must repair or replace the software or hardware or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company’s warranty reserve, which is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, reflects estimated material, labor and other costs related to potential or actual software and hardware warranty claims for which the Company expects to incur an obligation. The Company’s estimates of anticipated rates of warranty claims and the costs associated therewith are primarily based on historical information and future forecasts. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary. If the historical data used to calculate the adequacy of the warranty reserve are not indicative of future requirements, additional or reduced warranty reserves may be required.

The following table presents a summary of changes in the amount reserved for warranty costs for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Warranty reserve at beginning of period	$1,678	$2,392
Provisions	48	387
Charges	(268)	(517)
Warranty reserve at end of period	$1,458	$2,262

7. Fair Value Measurements

The following tables present information about the fair value of the Company’s financial assets and liabilities as of March 31, 2023 and December 31, 2022 and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit—restricted cash	$—	$1,017	$—	$1,017
Money market mutual funds	89,499	—	—	89,499
	$89,499	$1,017	$—	$90,516

	Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit—restricted cash	$—	$1,013	$—	$1,013
Money market mutual funds	90,984	—	—	90,984
	$90,984	$1,013	$—	$91,997

During the three months ended March 31, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.

There were no changes to the valuation techniques used to measure asset and liability fair values on a recurring basis during the three months ended March 31, 2023 from those included in the Company’s consolidated financial statements for the year ended December 31, 2022.

8. Income Taxes

The Company’s effective income tax rate was (0.5%) and (46.6%) for the three months ended March 31, 2023 and 2022, respectively. The provision for income taxes was $148 and $10,352 for the three months ended March 31, 2023 and 2022, respectively.

The change in the provision for income taxes was primarily due to the period over period changes in the Company's valuation allowance and the impact of changes in the Company's forecasted profitability and the jurisdictional mix of earnings.

The provision for income taxes for the three months ended March 31, 2023 and 2022, respectively, differed from the federal statutory rate primarily due to the geographical mix of earnings and related foreign tax rate differential, permanent differences, research and development credits, foreign tax credits, the valuation allowance maintained against the Company's deferred tax assets and withholding taxes.

9. Debt

Term Loan and Revolving Credit Facilities

On December 20, 2016, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, various lenders and JPMorgan Chase Bank, N.A. and Barclays Bank PLC providing for (i) a term loan facility of $300,000 (the “Term Loan”), which matures on December 20, 2023, and (ii) a revolving credit facility of up to $25,000 in revolving credit loans and letters of credit, which matured on December 20, 2021.

Current debt obligations reflected in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
Current liabilities:
Term loan	$223,884	$226,009
Unamortized debt issuance costs, current portion	(628)	(848)
Current portion of long-term debt, net of unamortized debt issuance costs	$223,256	$225,161

As of March 31, 2023 and December 31, 2022, $223,884 and $226,009 in principal amounts, respectively, were outstanding under the Term Loan. Thus, as of March 31, 2023 and December 31, 2022, all of the Company's outstanding debt is payable in the year ending December 31, 2023 and is classified as a current liability in the accompanying condensed consolidated balance sheets.

On May 8, 2023, the Company entered into a TSA with an ad hoc committee of Consenting Lenders representing approximately 60% of the $223,884 in aggregate principal currently outstanding, to extend the maturity date of the debt to December 2027. The Consenting Lenders have agreed, subject to certain terms and conditions set forth in the TSA, to exchange approximately $133,876 of their existing 2023 TLB Debt for a newly issued super-priority term loan B (the “2027 TLB Debt”). The TSA also provides that other holders of the existing 2023 TLB Debt that did not initially sign the TSA may execute a joinder to the TSA under certain conditions. Any such other holder that executes a joinder will be required, subject to the same terms and conditions, to exchange its 2023 TLB Debt for such 2027 TLB Debt. The Company will pay down the 2027 TLB Debt principal held by the Consenting Lenders by $40,000 using available cash on hand. Upon closing of the transactions contemplated by the TSA, which are subject to customary closing conditions and achieving certain participation thresholds as set forth therein, and conditioned on the satisfaction or waiver of certain conditions precedent, including finalizing all definitive documents, management believes that the Company will have sufficient cash and cash equivalents to meet its working capital and capital expenditure needs and debt service obligations for at least the following 12 months. However, there can be no assurance that the transactions contemplated by the TSA will be completed as contemplated, or at all. If the Company is unable to complete this transaction or any other alternative transactions, on favorable terms or at all, due to market conditions or otherwise, its financial condition could be materially adversely affected. Thus, there is substantial doubt about the Company's ability to continue as a going concern. See also the Going Concern subsection of Note 1, Nature of Business and Basis of Presentation.

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

For Eurodollar rate loans, the Company may select interest periods of one, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. The Company has the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at its option, subject, in the case of Eurodollar rate loans, to breakage costs if the conversion is effected prior to the end of the applicable interest period. As of March 31, 2023, the interest rate on the Term Loan was 8.84% per annum, which was based on a one-month Eurodollar rate of 4.84% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. As of December 31, 2022, the interest rate on the Term Loan was 8.38% per annum, which was based on a one-month Eurodollar rate of 4.38% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans.

Upon entering into the Term Loan, the Company incurred debt issuance costs of $7,811, which were initially recorded as a reduction of the debt liability and are amortized to interest expense using the effective interest method from the issuance date of the Term Loan until the maturity date. The Company made principal payments of $750 during each of the three months ended March 31, 2023 and 2022. Interest expense for the Term Loan, including the amortization of debt issuance costs, totaled $4,909 and $3,777 for the three months ended March 31, 2023 and 2022, respectively.

Additionally, on October 27, 2022, the Company's board of directors authorized the use of up to $50,000 of cash to fund the partial repurchase of debt outstanding under the Term Loan. Subsequent to this authorization, the Company repurchased a portion of its outstanding Term Loan from certain of its debt holders. During the three months ended March 31, 2023, the Company made a payment of $1,237 to retire $1,375 of its outstanding debt. The Company recognized a gain on extinguishment of debt, net of fees, of $133, and also recognized $4 of interest expense for the pro-rata portion of unamortized debt issuance costs attributed to the debt repurchased. Total payments made under this authorization through March 31, 2023 amounted to $47,116, which were paid using funds included in cash and cash equivalents in the condensed consolidated balance sheets. Based on the applicable fair value of debt repurchased, the amount of outstanding principal of the Term Loan that was retired was $50,591.

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

In addition, the Company is required to make mandatory prepayments under the Term Loan with respect to (i) 100% of the net cash proceeds from certain asset dispositions (including casualty and condemnation events) by the Company or certain of its subsidiaries, subject to certain exceptions and reinvestment provisions, (ii) 100% of the net cash proceeds from the issuance or incurrence of any additional debt by the Company or certain of its subsidiaries, subject to certain exceptions, and (iii) 50% of the Company’s excess cash flow, as defined in the credit agreement, subject to reduction upon its achievement of specified performance targets. In accordance with these provisions, no mandatory early prepayment was required to be paid by the Company during the three months ended March 31, 2023.

The Term Loan is secured by, among other things, a first priority security interest, subject to permitted liens, in substantially all of the Company’s assets and all of the assets of certain of its subsidiaries and a pledge of certain of the stock of certain of its subsidiaries, in each case subject to specified exceptions. The Term Loan contains customary affirmative and negative covenants, including certain restrictions which are currently in effect based upon the Company’s total net leverage ratio, such as the Company’s ability to pay dividends and repurchase outstanding shares. The Company was in compliance with all covenants as of March 31, 2023 and December 31, 2022.

10. Stockholders’ Equity

Stock Repurchase Program

On February 21, 2019, the Company announced a stock repurchase program authorizing it to repurchase up to $75,000 of the Company’s common stock. The Company repurchased 204 shares, at a cost of $1,192, including commissions, during the three months ended March 31, 2022. There were no repurchases made during the three months ended March 31, 2023. As of March 31, 2023, $60,234 remained authorized for repurchases of the Company’s common stock under the stock repurchase program. However, based on the Company's net leverage ratio at March 31, 2023, as described in Note 9, Debt, the Company's ability to repurchase shares is currently restricted. The stock repurchase program has no expiration date and does not require the Company to purchase a minimum number of shares, and the Company may suspend, modify or discontinue the stock repurchase program at any time without prior notice.

Securities Purchase Agreement with Verizon Ventures LLC

On April 18, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with Verizon Ventures LLC providing for the private placement of an aggregate of 9,323 shares (the “Shares”) of the Company's common stock, par value $0.001 per share at a price of $4.24 per share, for an aggregate purchase price of approximately $39,530. Issuance costs related to this transaction totaled $160 and were net against the amount recorded to additional paid in capital on the condensed consolidated balance sheet. The Company filed a resale registration statement for the Shares with the SEC on May 17, 2022.

11. Stock-based Compensation

2017 Stock Incentive Plan

The Company’s 2017 Stock Incentive Plan (the “2017 Plan”) provides for the Company to sell or issue common stock or restricted common stock, or to grant qualified incentive stock options, nonqualified stock options, SARs, performance-based restricted stock units (“PSUs”), RSUs or other stock-based awards to the Company’s employees, officers, directors, advisors and outside consultants. The total number of shares authorized for issuance under the 2017 Plan was 17,304 shares as of March 31, 2023, of which 7,695 shares remained available for future grant.

Stock Options

A summary of stock option activity for the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at January 1, 2023	6,537	$7.55	4.42	$134
Granted	14	1.29
Exercised	(1)	2.23
Forfeited	(243)	6.75
Outstanding at March 31, 2023	6,307	$7.57	4.33	$—
Options exercisable at March 31, 2023	5,248	$8.28	3.40	$—
Vested or expected to vest at March 31, 2023	6,246	$7.61	4.28	$—

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.4%	1.7-2.0%
Expected term (in years)	6.1	6.1
Expected volatility	44.3%	38.5-38.7%
Expected dividend yield	0.0%	0.0%

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2023 and 2022 was $0.54 and $1.72 per share, respectively. Cash proceeds received upon the exercise of options were $2 and $79 during the three months ended March 31, 2023 and 2022, respectively. The intrinsic value of stock options exercised during the three months ended March 31, 2023 and 2022 was $1 and $76, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Restricted Stock Units

A summary of RSU activity for the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2023	5,505	4.49
Granted	—	—
Vested	(2,181)	4.12	$5,740
Forfeited	(47)	5.01
Unvested balance at March 31, 2023	3,277	$4.58

The Company withheld 1,369 and 318 shares of common stock in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs during the three months ended March 31, 2023 and 2022, respectively.

Performance-Based Stock Units

During the three months ended March 31, 2022, the Company granted PSUs to certain employees that vest over a three-year period based on the achievement of performance goals and continued performance of services. All PSUs granted prior to the three months ended March 31, 2022, and a portion of PSUs granted during the three months ended March 31, 2022, consist solely of market-based vesting conditions, determined by the Company’s level of achievement of pre-established parameters relating to the performance of the Company’s stock price as set by the board of directors. Vesting for these market-based PSUs may occur at any time during the three-year period. The remaining portion of PSUs granted during the three months ended March 31, 2022 consist of performance-based vesting conditions determined by the Company's achievement of performance targets with respect to a certain customer agreement. Vesting for these performance-based PSUs may occur in varying percentages on January 1, 2023, 2024, and 2025. No PSUs were granted during the three months ended March 31, 2023.

A summary of PSU activity for the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2023	1,262	$4.15
Granted	—	—
Vested	(1,238)	3.48	$2,102
Forfeited	—	—
Unvested balance at March 31, 2023	24	$7.89

Compensation expense is based on the estimated value of the awards on the grant date, and is recognized over the period from the grant date through the expected vest dates of each vesting condition, both of which were estimated based on a Monte Carlo simulation model applying the following key assumptions:

Three months ended March 31,
2022
Risk-free interest rate	2.8%
Volatility	79.1%
Dividend yield	0.0%
Cost of equity	13.2%

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

There was no SAR liability as of March 31, 2023 or December 31, 2022, as the exercise price of all outstanding SARs exceeded the fair value of the Company's common stock as of each applicable date. There were no grants, exercises or forfeitures during the three-month period ending March 31, 2023.

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options, RSUs, SARs and PSUs for the three months ended March 31, 2023 and 2022 was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$26	$35
Research and development expenses	700	595
Selling, general and administrative expenses	3,396	1,998
Total stock-based compensation	$4,122	$2,628

The Company recognized stock-based compensation expense for the three months ended March 31, 2023 and 2022 in the condensed consolidated balance sheet as follows:

	Three Months Ended March 31,
	2023	2022
Change in fair value of SAR Liability	$—	$(103)
Recognized as additional paid-in capital	4,122	2,731
Total stock-based compensation	$4,122	$2,628

As of March 31, 2023, there was $13,807 of unrecognized compensation cost related to outstanding stock options, RSUs, SARs and PSUs, which is expected to be recognized over a weighted-average period of 2.28 years.

Retirement of Jerry Guo

On March 14, 2023, Jerry Guo, the Company’s co-founder and Chief Executive Officer, announced his retirement from his role effective March 17, 2023. A separation agreement was entered into by Mr. Guo and the Company’s board of directors on March 13, 2023. Pursuant to this agreement, Mr. Guo was entitled to certain termination benefits, including the acceleration of vesting of all unvested stock-based awards upon his termination. This resulted in the accelerated vesting and release of 551 RSUs and 883 PSUs during the three months ended March 31, 2023. Incremental stock-based compensation recognized in selling, general and administrative expense on the condensed consolidated statement of comprehensive loss for the three months ended March 31, 2023 was $1,737.

12. Net Loss per Share

The following potential common shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	6,307	6,394
Unvested restricted stock units	3,277	3,357
Unvested performance-based stock units	24	442

13. Revenue from Contracts with Customers

Disaggregation of revenue

The Company disaggregates its revenue by product and service in the condensed consolidated statements of operations and comprehensive loss. Performance obligations related to product revenue are recognized at a point in time, while performance obligations related to service revenue are recognized over time. The Company also disaggregates its revenue based on geographic locations of its customers, as determined by the customer’s shipping address, summarized as follows:

	Three Months Ended March 31,
	2023	2022
North America:
U.S.	$17,226	$13,535
Canada	3,784	15,759
Total North America	21,010	29,294
Europe, Middle East and Africa:	5,908	6,280
Asia-Pacific:
Australia	12,762	16,518
Other	3,804	8,180
Total Asia-Pacific	16,566	24,698
Latin America	1,813	4,127
Total revenue(1)	$45,297	$64,399

(1) Other than the U.S., Canada and Australia, no individual countries represented 10% or more of the Company’s total revenue for any of the periods presented.

The Company also disaggregates its revenue based on product lines as determined by the technical characteristics of the product. As telecommunication technologies, and the market for them evolves, the categorization of our products is subject to shifts that management monitors and reevaluates as necessary. Accordingly, beginning with the three months ended March 31, 2023, the Company updated its product line reporting. Revenue amounts for the three months ended March 31, 2022 have been reclassified to conform with 2023 reporting.

	Three Months Ended March 31,
	2023	2022
Product revenue:
Access devices	$24,908	$31,747
Cable	6,918	19,774
Cloud	3,423	1,024
Total product revenue	35,249	52,545
Service revenue:
Access devices	$846	$1,762
Cable	8,416	8,855
Cloud	786	1,237
Total service revenue	10,048	11,854
Total revenue	$45,297	$64,399

Contract Balances

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue when the Company satisfies its performance obligations, consistent with the Company's revenue recognition policy. During the three months ended March 31, 2023, the Company recognized $7,237 of revenue that was included in deferred revenue in the condensed consolidated balance sheet as of December 31, 2022. During the three months ended March 31, 2022, the Company recognized $5,636 of revenue that was included in deferred revenue in the condensed consolidated balance sheet as of December 31, 2021.

The Company receives payments from customers based upon contractual billing terms. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. As of March 31, 2023 and December 31, 2022, the Company included contract assets of $1,446 and $2,674, respectively, in accounts receivable, net in the condensed consolidated balance sheets.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2023, the aggregate remaining amount of revenue expected to be recognized related to unsatisfied or partially unsatisfied performance obligations was $41,567, which consists of deferred revenue. The Company expects approximately 88% of this amount to be recognized in the next twelve months with the remaining amount to be recognized over the next two to five years.

14. Segment Information

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the Company’s chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company has determined that its chief operating decision maker is its Chief Executive Officer. The Company’s chief operating decision maker reviews the Company’s financial information on a consolidated basis for purposes of allocating resources and assessing financial performance. Since the Company operates as one operating segment, all required financial segment information can be found in these condensed consolidated financial statements.

The Company’s property and equipment, net by location was as follows:

	March 31, 2023	December 31, 2022
U.S.	$14,267	$14,679
China	2,894	3,017
Australia	854	1,054
Other	680	768
Total property and equipment, net	$18,695	$19,518

15. Related Parties

Employment of Rongke Xie

Rongke Xie, who serves as General Manager of Guangzhou Casa Communication Technology LTD (“Casa China”), a subsidiary of the Company, is the sister of Lucy Xie, who served as the Company’s Senior Vice President of Operations until her retirement on December 31, 2022, and remains serving as a member of the Company’s board of directors. Rongke Xie is also the sister-in-law of Jerry Guo, who served as the Company's President and Chief Executive Officer until his retirement on March 17, 2023, and remains serving as a member of the Company's board of directors. Casa China paid Rongke Xie $38 and $37 in total compensation during the three months ended March 31, 2023 and 2022, respectively, for her services as an employee.

To date, the Company has granted to Rongke Xie 145 RSUs, which vest over four-year periods. The grant-date fair value of the awards totaled $600, which is recorded as stock-based compensation expense over the vesting period of the awards.

During the three months ended March 31, 2023 and 2022, the Company recognized selling, general and administrative expenses of $28 and $31 related to these awards.

Transactions Involving Verizon Communications Inc. and its Affiliates

As a result of the Company's SPA with Verizon Ventures LLC on April 18, 2022 (see Note 10, Stockholders Equity), Verizon Communications Inc. and its subsidiaries (“Verizon and Affiliates”) collectively became a principal stockholder of the Company through its ownership of common stock. Verizon and Affiliates are customers of the Company.

During the three months ended March 31, 2023, the Company recognized revenue of $2,997 from transactions with Verizon and Affiliates, and amounts received in cash resulting from revenue transactions with Verizon and Affiliates during the three months ended March 31, 2023 totaled $6,044. As of March 31, 2023 and December 31, 2022, amounts due from Verizon and Affiliates totaled $4,648 and $6,044, respectively, and were included in accounts receivable, net in the condensed consolidated balance sheet. As of March 31, 2023 and December 31, 2022, revenue from transactions that did not meet the criteria for recognition totaling $19,630 and $18,094, respectively, with Verizon and Affiliates were included in deferred revenue in the condensed consolidated balance sheet.

16. Leases

The Company leases manufacturing, warehouse and office space in the United States, Ireland, China, Hong Kong, Spain and Australia under non-cancelable operating leases with expiration dates through 2028, as well as various equipment leases. The leases have remaining lease terms of 1 year to 6 years, some of which contain options to extend the leases for up to 3 additional years and some which include options to terminate the leases within 1 year. The lease agreements contain lease and non-lease components, which are generally accounted for together.

After the adoption of ASC 842, the Company determines if an arrangement is a lease at inception. Operating leases are included in the operating lease right-of-use, (“ROU”), assets and the short-term and long-term lease liabilities on the consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the Company used its incremental borrowing rate based on information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Pursuant to the terms of the lease agreement for the Company’s Australia office, the Company obtained six standby letters of credit in the amount of approximately $2,100 as security on the lease obligation. The letters of credit are classified as restricted cash in the accompanying condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.

The components of lease expense were as follows:

Three Months Ended
March 31, 2023
Financing lease cost	$—
Operating lease cost	554
Short-term lease cost	1
Variable lease cost	55
Total lease cost	$610

Supplemental cash flow information related to leases was as follows:

Three Months Ended
March 31, 2023
Cash paid for operating leases included in cash flows from operating activities	$529
Right-of-use assets obtained in exchange for new operating leases	—

Supplemental balance sheet information related to leases was as follows:

	Three Months Ended	Twelve Months Ended
	March 31, 2023	December 31, 2022
Weighted average remaining lease term for operating leases	3.46 years	3.58 years
Weighted average discount rate for operating leases	4.1%	4.0%

Maturities of operating lease liabilities were as follows:

Year Ending December 31,
2023	$1,637
2024	1,323
2025	968
2026	862
2027	589
Thereafter	2
Total future minimum lease payments	$5,381
Less: amounts representing interest	(385)
Total lease liabilities	4,996
Less: current operating lease liability	(1,909)
Long term operating lease liability	3,087

17. Commitments and Contingencies

Indemnification

The Company has, in the ordinary course of business, agreed to defend and indemnify certain customers and partners against third-party claims asserting (i) infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and (ii) certain other harms caused by the acts or omissions of the Company.

As permitted under Delaware law, the Company indemnifies its officers, directors and employees for certain events or occurrences that happen by reason of their relationship with or position held at the Company.

As of March 31, 2023 and December 31, 2022 the Company accrued $500 and $1,487, respectively, as a minimum estimated liability related to ongoing indemnification claims. As of March 31, 2023 and December 31, 2022, no additional material claims were outstanding where a contingent loss was considered to be probable or reasonably estimable. The Company does not expect additional significant claims related to these indemnification obligations and, consequently, concluded that the fair value of any additional obligations is negligible.

Litigation

From time to time, the Company is a party to various litigation matters and subject to claims that arise in the ordinary course of business including, for example, patent infringement lawsuits by non-practicing entities. In addition, third parties may from time to time assert claims against the Company in the form of letters and other communications. The Company is not presently subject to any pending or threatened litigation that it believes, if determined adversely to the Company, individually, or taken together, would reasonably be expected to have a material adverse effect on its business or financial results.

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

On December 23, 2022, the Company executed a settlement deed with the customer, whereby the Company agreed to, among other things, a settlement amount of 20,000 Australian dollars, to be paid in four equal annual installments, the first of which was paid upon execution of the settlement deed in the amount of $5,000 Australian dollars, or $3,398. As of March 31, 2023, the remaining accrued expense balance, representing the estimated net present value of the remaining payments, plus the estimated cost of other non-monetary obligations under the settlement deed was $9,784, as shown in Note 6, Accrued Expenses and Other Current Liabilities.

18. Subsequent Events

In April 2023, the Company approved a plan to reduce the Company's current workforce by approximately 135 employees, representing approximately 13% of the Company's total workforce. The Company expects to incur total estimated one-time cash charges of approximately $2,100 in connection with the reduction in force, primarily consisting of severance payments and other employee-related costs. The Company expects that the majority of these charges will be incurred in the second quarter of 2023 and that the reduction in workforce will be substantially complete by June 30, 2023.

As described in the Going Concern subsection of Note 1, Nature of Business and Basis of Presentation, and Note 9, Debt, On May 8, 2023, the Company entered into a Transaction Support Agreement (“TSA”) with an ad hoc committee of lenders (“Consenting Lenders”) representing approximately 60% of the $223,884 in aggregate principal currently outstanding, to extend the maturity date of the debt to December 2027. The Consenting Lenders have agreed, subject to certain terms and conditions set forth in the TSA, to exchange approximately $133,876 of their existing 2023 TLB Debt for a newly issued super-priority term loan B (the "2027 TLB Debt"). The TSA also provides that other holders of the existing 2023 TLB Debt that did not initially sign the TSA may execute a joinder to the TSA under certain conditions. Any such other holder that executes a joinder will be required, subject to the same terms and conditions, to exchange its 2023 TLB Debt for such 2027 TLB Debt. The Company will pay down the 2027 TLB Debt principal held by the Consenting Lenders by $40,000 using available cash on hand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors.” For discussion comparing the periods ended March 31, 2022 and March 31, 2021, please refer to our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2022.

Overview

With our physical, virtual and cloud-native 5G broadband and customer premise networking equipment solutions, we help our CSP customers transform and expand their public and private high-speed data and multi-service communications networks so they can meet the growing demand for bandwidth and new services. Through our deployment of cloud, access devices and cable products, our core and edge convergence technology enables CSPs and enterprises to cost-effectively and dynamically increase network speed, add bandwidth capacity and new services, reduce network complexity, and reduce operating and capital expenditures regardless of access technology.

We offer end-to-end cloud-native, virtual, physical and distributed infrastructure and customer premise network solutions that enable our customers to provide wireless and fixed-line broadband services to consumers and enterprises. Our solutions are scalable so that CSPs can meet the evolving bandwidth needs of our customers and their subscribers. Our first installation in a service provider’s network frequently involves deploying our broadband products in only a portion of the provider’s network and, for our cable products, with only a fraction of the capacity of our products enabled at the time of initial installation. Over time, our customers have generally expanded the use of our solutions to other areas of their networks to extend network coverage or increase network capacity.

Our solutions are commercially deployed in over 70 countries by more than 475 customers, including regional service providers as well as some of the world’s largest Tier 1 CSPs, serving millions of subscribers.

Global and Macroeconomic Considerations

Rising Inflation and Interest Rates

Supply chain disruption and other economic conditions have led to a recent rise in inflation, which has caused increases in the costs to produce our products, much of which we were not immediately able to pass on to our customers due to fixed price agreements. Increased inflation may result in decreased demand for our products and services, increased operating costs (including our labor costs), reduced liquidity and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the U.S. Federal Reserve has raised and may in the future raise interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, due to our fixed price agreements, we may be unable to raise the prices of our products and services commensurate with or above the rate at which our costs increase. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in consumer spending or a negative reaction to our pricing for new customers.

In addition, because our outstanding debt bears interest at variable interest rates, the recent increases in interest rates will result in increased future debt service costs. Continued increases in interest rates will further increase the cost of servicing our outstanding indebtedness.

Banking Institution Liquidity

In March 2023, the bank failures of Silicon Valley Bank and Signature Bank created significant market disruption and uncertainty within the U.S. banking sector, particularly with respect to regional banks, and a number of other financial institutions experienced turbulence and a precipitous decline in market value. We are closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally. While we do not hold a cash balance at Silicon Valley Bank or Signature Bank, we have historically held our cash in a limited number of financial institutions. We do not hold a cash balance at either Silicon Valley Bank or Signature Banks, and we do not believe we have exposure to loss as a result of the failure of either institution.

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

In addition to the negative impact on our business from global supply chain challenges related to COVID-19, we derived certain benefits from the pandemic that included decreases in certain operating expenses, such as travel and trade show expense, and benefited from certain U.S. government tax relief measures. These benefits began to gradually diminish throughout 2022 and may continue to do so as the various geographies in which we operate continue to recover from the pandemic and government tax relief measures lapse.

At this time, we are neither able to estimate the extent of these impacts nor predict whether our efforts to minimize or contain them will be successful. We intend to continue to monitor our business very closely for any effects of COVID-19, inflation and interest rates for as long as necessary.

Due to the above circumstances, our results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results to be expected in future years.

Results of Operations

The following tables set forth our consolidated results of operations in dollar amounts and as percentages of total revenue for the periods shown:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenue:
Product	$35,249	$52,545
Service	10,048	11,854
Total revenue	45,297	64,399
Cost of revenue(1):
Product	26,015	36,228
Service	1,127	1,492
Total cost of revenue	27,142	37,720
Gross profit	18,155	26,679
Operating expenses:
Research and development(1)	20,840	22,673
Selling, general and administrative(1)	24,457	22,329
Total operating expenses	45,297	45,002
Loss from operations	(27,142)	(18,323)
Other expense, net	(4,368)	(3,909)
Loss before provision for income taxes	(31,510)	(22,232)
Provision for income taxes	148	10,352
Net loss	$(31,658)	$(32,584)

(1) Includes stock-based compensation expense related to stock options; SARs; RSUs; and PSUs, granted to employees, directors and non-employee consultants as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cost of revenue	$26	$35
Research and development expense	700	595
Selling, general and administrative expense	3,396	1,998
Total stock-based compensation expense	$4,122	$2,628

	Three Months Ended March 31,
	2023	2022
	(as a percentage of total revenue)
Revenue:
Product	77.8%	81.6%
Service	22.2	18.4
Total revenue	100.0	100.0
Cost of revenue:
Product	57.4	56.3
Service	2.5	2.3
Total cost of revenue	59.9	58.6
Gross profit	40.1	41.4
Operating expenses:
Research and development	46.0	35.2
Selling, general and administrative	54.0	34.7
Total operating expenses	100.0	69.9
Loss from operations	(59.9)	(28.5)
Other expense, net	(9.6)	(6.1)
Loss before provision for income taxes	(69.6)	(34.5)
Provision for income taxes	0.3	16.1
Net loss	(69.9)%	(50.6)%

Percentages in the table above are based on actual values. As a result, some totals may not sum due to rounding.

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

	Three Months Ended March 31,
	2023		2022		Change
	Amount	% of Total	Amount	% of Total	Amount	%
	(dollars in thousands)
Revenue:
Product	$35,249	77.8%	$52,545	81.6%	$(17,296)	(32.9)%
Service	10,048	22.2%	11,854	18.4%	(1,806)	(15.2)%
Total revenue	$45,297	100.0%	$64,399	100.0%	$(19,102)	(29.7)%
Revenue by geographic region:
North America	$21,010	46.4%	$29,294	45.5%	$(8,284)	(28.3)%
Europe, Middle East and Africa	5,908	13.0%	6,280	9.8%	(372)	(5.9)%
Asia-Pacific	16,566	36.6%	24,698	38.4%	(8,132)	(32.9)%
Latin America	1,813	4.0%	4,127	6.3%	(2,314)	(56.1)%
Total revenue	$45,297	100.0%	$64,399	100.0%	$(19,102)	(29.7)%

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Product revenue:
Access devices	$24,908	$31,747	$(6,839)	(21.5)%
Cable	6,918	19,774	(12,856)	(65.0)%
Cloud	3,423	1,024	2,399	234.3%
Total product revenue	35,249	52,545	(17,296)	(32.9)%
Service revenue:
Access devices	846	1,762	(916)	(52.0)%
Cable	8,416	8,855	(439)	(5.0)%
Cloud	786	1,237	(451)	(36.5)%
Total service revenue	10,048	11,854	(1,806)	(15.2)%
Total revenue	$45,297	$64,399	$(19,102)	(29.7)%

Product revenue during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was adversely affected by reduced demand and timing of orders from various Tier 1 customers, particularly in our access devices and cable markets. Cloud revenue increased significantly, primarily due to expanding deployments of our software license solutions.

Service revenue in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 resulted from lower support services revenue due to declines in the correlated product revenues.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$26,015	$36,228	$(10,213)	(28.2)%
Service	1,127	1,492	(365)	(24.5)%
Total cost of revenue	$27,142	$37,720	$(10,578)	(28.0)%

	Three Months Ended March 31,
	2023		2022		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin (bps)
	(dollars in thousands)
Gross profit:
Product	$9,234	26.2%	$16,317	31.1%	$(7,083)	(490)
Service	8,921	88.8%	10,362	87.4%	(1,441)	140
Total gross profit	$18,155	40.1%	$26,679	41.4%	$(8,524)	(130)

Cost of product and service revenue decreased in direct relation to the decrease in related revenue in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Gross margin declined in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 due to a decrease in product gross margin resulting primarily from shifts in product revenue mix, partially offset by an increase in service gross margin.

Research and Development

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$20,840	$22,673	$(1,833)	(8.1)%
Percentage of revenue	46.0%	35.2%

The decrease in research and development expense in the three months ended March 31, 2023 was primarily due to decreased personnel costs of $1.8 million, driven by decreased salaries, payroll taxes and benefits of $1.1 million due to a shift in headcount from the US to China and decreased bonus expense of $0.8 million. In addition, there was a decrease in depreciation of $0.5 million during the three months ended March 31, 2023, partially offset by an increase in purchases of research and development materials of $0.4 million compared to the three months ended March 31, 2022.

Selling, General and Administrative

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Selling, general and administrative	$24,457	$22,329	$2,128	9.5%
Percentage of revenue	54.0%	34.7%

The increase in selling, general and administrative expense in the three months ended March 31, 2023 was primarily due to expenses incurred in connection with the retirement of the Company's co-founder and CEO, who, under the terms of a separation agreement, received certain termination benefits which resulted in total additional expense of $3.9 million during the three months ended March 31, 2023, consisting of cash and stock-based compensation expenses of $2.2 million and $1.7 million, respectively. Excluding such amounts, personnel costs decreased by $2.5 million, driven decreased salaries, payroll taxes and benefits of $1.3 million and decreased commissions of $1.2 million, decreased stock-based compensation of $0.3 million, partially offset by increased travel expenses of $0.3 million. In addition, bad debt decreased by $0.7 million and depreciation expense decreased by $0.3 million. These decreases were partially offset by increased legal and professional fees of $1.6 million and trade show expenses of $0.2 million during the three months ended March 31, 2023.

Other Expense, Net

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Other expense, net	$(4,368)	$(3,909)	$(459)	11.7%
Percentage of revenue	(9.6)%	(6.1)%

The change in other expense, net was primarily due to a $1.5 million increase in interest expense in the three months ended March 31, 2023 due to the increased interest rates applied to our outstanding debt. Interest income also increased $0.9 million due to increased interest rates during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. In addition, there was a gain on extinguishment of debt of $0.1 million.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Provision for income taxes	$148	$10,352	$(10,204)	(98.6)%

The change in the provision for income taxes was primarily due to the period over period changes in our valuation allowance and the impact of changes in our forecasted profitability and the jurisdictional mix of earnings.

Liquidity and Capital Resources

Our principal sources of liquidity have been and continue to be our cash and cash equivalents and cash flows from operations. The following tables set forth our cash and cash equivalents and working capital as of March 31, 2023 and December 31, 2022 and our cash flows for the three months ended March 31, 2023 and 2022:

	March 31, 2023	December 31, 2022
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$112,495	$126,312
Working capital	(60,935)	(32,133)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Consolidated Cash Flow Data:
Net cash (used in) provided by operating activities	$(8,350)	$18,097
Net cash used in investing activities	(679)	(966)
Net cash used in financing activities	(4,924)	(3,354)

As of March 31, 2023, we had cash, cash equivalents and restricted cash of $112.5 million and net accounts receivable of $47.5 million.

We had outstanding borrowings under our $300 million term loan facility, or the Term Loan (which is more fully described below under the heading "Term Loan and Revolving Credit Facilities") of $223.9 million at December 31, 2022, which matures on December 20, 2023. Because the Term Loan matures within one year and the Company does not currently have committed financing or available liquidity to meet such debt obligations if they were to become due in accordance with their current terms, there is substantial doubt about our ability to continue as a going concern. We continue to work with potential lenders to refinance the existing debt. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth; the mix of revenues and impact on related gross margins; the timing and extent of spending on research and development efforts and other business initiatives; purchases of capital equipment to support our growth; the expansion of our sales and marketing activities; the expansion of our business through acquisitions or our investments in complementary products, technologies or businesses; the use of working capital to purchase additional inventory; the timing of new product introductions; market acceptance of our products and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In the event additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows

Operating Activities

Our primary source of cash from operating activities has been cash collections from our customers. We expect cash flows from operating activities to be affected by changes in sales volumes and timing of collections, and by purchases and shipments of inventory. Our primary uses of cash from operating activities have been for purchases of inventory, personnel costs and investment in our selling, general and administrative departments and research and development. Future cash outflows from operating activities may increase as a result of further investment in research and development and selling, general and administrative requirements, as well as increases in personnel costs as we continue to grow our business by enhancing our existing products and introducing new products.

During the three months ended March 31, 2023, cash used in operating activities was $8.4 million, primarily resulting from our net loss of $31.7 million, partially offset by net cash provided by changes in our operating assets and liabilities of $16.6 million and net non-cash adjustments of $6.7 million. Net cash provided by changes in our operating assets and liabilities during the three months ended March 31, 2023 was primarily due to a $27.7 million decrease in accounts receivable due to collections during the period; a $3.4 million decrease in prepaid income taxes; a $4.7 million increase in deferred revenue due to the timing of revenue recognition; and a $2.3 million increase in accrued expenses due to the timing of certain accrual payments. These sources of cash were partially offset by a $13.9 million decrease in accounts payable due to timing of vendor payments; a $2.6 million decrease in accrued income taxes; a $3.3 million increase in prepaid expenses and a $1.2 million increase in inventory.

Investing Activities

Our investing activities have consisted primarily of expenditures for lab and computer equipment and software to support the development of new products. In addition, our investing activities included expansion of and improvements to our facilities. To the extent our business expands, we expect that we will continue to invest in these areas.

Net cash used in investing activities during the three months ended March 31, 2023 was $0.7 million, consisting of purchases of property and equipment.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2023 was $4.9 million, which was mainly due to debt principal repayments of $2.0 million and employee taxes paid related to the net share settlement of equity awards of $2.9 million, primarily due to RSUs that vested during the three months ended March 31, 2023.

Cash Flows from Future Operations

Subject to successful completion of a refinancing of our Term Loan, we believe our existing cash and cash equivalents and anticipated cash flows from future operations will be sufficient to meet our working capital and capital expenditure needs and debt service obligations for at least the next 12 months. As described in Note 9 within our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, our outstanding Term Loan is scheduled to mature in December 2023, and we have commenced the refinancing process. Due to the risk that we may be unable to successfully complete a refinancing of a sufficient portion of the outstanding balance prior to maturity or otherwise satisfy our repayment obligations, there is substantial doubt about our ability to continue as a going concern beyond the maturity date of the loan.

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

As of March 31, 2023 and December 31, 2022, we had borrowings of $223.9 million and $226.0 million, respectively, outstanding under the Term Loan. On December 20, 2021, the revolving credit facility matured.

The Term Loan matures on December 20, 2023 and is subject to amortization in equal quarterly installments, which commenced on March 31, 2017, of principal in an annual aggregate amount equal to 1.0% of the original principal amount of the term loans of $300.0 million, with the remaining outstanding balance payable at the date of maturity.

On May 8, 2023, we entered into a Transaction Support Agreement (“TSA”) with an ad hoc committee of lenders (“Consenting Lenders”) representing approximately 60% of the $223.9 million in aggregate principal currently outstanding, to extend the maturity date of the debt to December 2027. The Consenting Lenders have agreed, subject to certain terms and conditions set forth in the TSA, to exchange approximately $133.9 million of their existing 2023 TLB Debt for a newly issued super-priority term loan B (the "2027 TLB Debt"). The TSA also provides that other holders of the existing 2023 TLB Debt that did not initially sign the TSA may execute a joinder to the TSA under certain conditions. Any such other holder that executes a joinder will be required, subject to the same terms and conditions, to exchange its 2023 TLB Debt for such 2027 TLB Debt. We will pay down the 2027 TLB Debt principal held by the Consenting Lenders by $40.0 million using available cash on hand. Upon closing of the transactions contemplated by the TSA, which are subject to customary closing conditions and achieving certain participation thresholds as set forth therein, and conditioned on the satisfaction or waiver of certain conditions precedent, including finalizing all definitive documents, management believes that we will have sufficient cash and cash equivalents to meet our working capital and capital expenditure needs and debt service obligations for at least the following 12 months. However, there can be no assurance that the transactions contemplated by the TSA will be completed as contemplated, or at all. If we are unable to complete this transaction or any other alternative transactions, on favorable terms or at all, due to market conditions or otherwise, our financial condition could be materially adversely affected. Thus, there is substantial doubt about our ability to continue as a going concern. See also the Going Concern subsection of Note 1, Nature of Business and Basis of Presentation.

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

For Eurodollar rate loans, we may select interest periods of one, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. We have the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at our option, subject, in the case of Eurodollar rate loans, to breakage costs if the conversion is effected prior to the end of the applicable interest period. As of March 31, 2023, the interest rate on the Term Loan was 8.84% per annum, which was based on a one-month Eurodollar rate of 4.84% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans. As of December 31, 2022, the interest rate on the Term Loan was 8.38% per annum, which was based on a one-month Eurodollar rate of 4.38% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans.

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

The Term Loan is secured by, among other things, a first priority security interest, subject to permitted liens, in substantially all of our assets and all of the assets of certain of our subsidiaries and a pledge of certain of the stock of certain of our subsidiaries, in each case subject to specified exceptions. The Term Loan contains customary affirmative and negative covenants, including certain restrictions that are currently in effect based upon our total net leverage ratio, such as our ability to pay dividends and repurchase outstanding shares. As of March 31, 2023 and December 31, 2022, we were in compliance with all applicable covenants of the Term Loan.

Restructuring

In April 2023, we approved a plan to reduce our current workforce by approximately 135 employees, representing approximately 13% of our total workforce. We expect to incur total estimated one-time cash charges of approximately $2.1 million in connection with the reduction in force, primarily consisting of severance payments and other employee-related costs. We expect that the majority of these charges will be incurred in the second quarter of 2023 and that the reduction in workforce will be substantially complete by June 30, 2023.

Together with certain other actions undertaken by management, the expected net reduction in operating expenses for the remainder of 2023 is approximately $5.5 million.

Tax Cuts and Jobs Act

Of our total cash and cash equivalents of $112.5 million as of March 31, 2023, $44.3 million was held by our foreign subsidiaries. The TCJA established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. As of March 31, 2023, applicable U.S. corporate income taxes have been provided on substantially all of our accumulated earnings of foreign subsidiaries.

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

Stock Repurchase Program

On February 21, 2019, we announced a stock repurchase program under which we were authorized to repurchase up to $75.0 million of our common stock. During the three months ended March 31, 2023, we did not repurchase any shares. During the three months ended March 31, 2022, we repurchased approximately 0.2 million shares for a total cost of approximately $1.2 million. As of March 31, 2023, approximately $60.2 million remained authorized for repurchases of our common stock under the stock repurchase program. However, based on our net leverage ratio at March 31, 2023, as described in Note 9 of the above notes to our condensed consolidated financial statements, our ability to repurchase shares is currently restricted. The stock repurchase program has no expiration date and does not require us to purchase a minimum number of shares, and we may suspend, modify or discontinue the stock repurchase program at any time without prior notice.

Contractual Obligations, Commitments and Contingencies

Our material contractual obligations include our term loan, operating leases and purchase agreements with our contract manufacturers and suppliers. There have been no material changes to our contractual obligations, commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Critical Accounting Policies and Significant Judgments and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management.

Recent Accounting Pronouncements

Refer to the “Summary of Significant Accounting Policies” footnote within our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for our analysis of recent accounting pronouncements that are applicable to our business.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation and as a result of the material weaknesses discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management including our Interim Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the identified material weaknesses, our management believes the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Material Weaknesses and Remediation of Material Weaknesses

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2023, management and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. A material weakness is a weakness or deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Management and our independent registered public accounting firm identified material weaknesses that are pervasive in our internal control processes and involve the control environment, risk assessment, control activity, information and communication, and monitoring components of the Committee of Sponsoring Organizations of the Treadway Commission framework. Specifically, the material weaknesses relate to: an insufficiently staffed finance organization with the requisite knowledge or skills in and ability to focus on internal control over financial reporting matters; not fully designing, implementing and monitoring policies or financial reporting controls that identify and sufficiently mitigate risks of material misstatement to the financial statements; and insufficient design, implementation and monitoring of general information technology controls to support the effective operation of financial controls. Because of the material weaknesses described above, our management believes that our internal control over financial reporting was not effective.

Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

Immediately following the identification of the material weaknesses described above, and with the oversight of the audit committee of our board of directors, we commenced a process to remediate the underlying causes of these material weaknesses, enhance the control environment and strengthen our internal control over financial reporting. We are committed and are taking steps necessary to remediate the control deficiencies that caused the above material weaknesses by implementing changes to our internal control over financial reporting. We have begun the process to remediate the material weakness and will continue our efforts through fiscal 2023. Our plans for remediation include the following:

•
We have added and will continue the process of adding a sufficient number of qualified personnel within our accounting function to establish the appropriate level of resources to ensure successful remediation, and thereafter, ongoing maintenance of adequate internal controls over financial reporting. We have recently hired a new Director of Revenue and, an additional IT resource, we have engaged accounting advisory consultants to provide additional oversight and expertise to enhance our period end close, technical accounting, and financial reporting capabilities, and we will continue to utilize such additional resources as necessary;
•
As these resources are added, we will continuously evaluate the assignment of responsibilities, internal and external, associated with the performance of control activities and will continue to consider hiring additional accounting, finance and IT personnel as necessary;
•
We have delivered, and will continue delivering, training on a regular basis related to internal control over financial reporting to our team members including, but not limited to, finance and accounting personnel, to educate control owners and enhance policies to ensure that all design elements of control activities are addressed in the performance of control activities;
•
We will continue the process of implementing and/or enhancing control activities, including automating certain manual processes, which is expected to help increase the efficiency of processing transactions and produce accurate and timely information;
•
We have engaged third-party consultants to continue to re-assess our control environment and assist with re-designing existing controls and the development of new controls where needed, including Information Technology General Controls. This effort will also include updating and improving existing control documentation as well as developing and performing ongoing and separate evaluations of our internal control environment to ascertain whether the components of internal control are present and functioning at an appropriate level; and
•
In addition, under the direction of the audit committee of the board of directors, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as to refine and monitor policies and procedures to improve the overall effectiveness of internal control over financial reporting of our company.

When fully implemented and operational, we believe the measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, our management may determine to take additional measures.

The measures we are implementing are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. Management and the audit committee of the board of directors remain committed to the implementation of remediation efforts to address the material weaknesses. We will continue to implement measures to remedy our internal control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. In addition, until remediation steps have been completed and are operated for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the material weakness previously disclosed, and as described above, will continue to exist.

Changes in Internal Control over Financial Reporting

Except as otherwise noted above under “Remediation of Material Weaknesses in Internal Control Over Financial Reporting” including the on-going remediation efforts described, there were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to various litigation matters and subject to claims that arise in the ordinary course of business, including, for example, patent infringement lawsuits by non-practicing entities. In addition, third parties may from time to time assert claims against us in the form of letters and other communications.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or the 2022 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. As a supplement to the risk factors identified in the 2022 10-K, below we have set forth a new risk factor (regarding inflation). Other than as provided below, there have been no material changes from the risk factors previously disclosed in the 2022 10-K.

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

On March 14, 2023, Jerry Guo announced his retirement from his positions as president and chief executive officer, and our board of directors appointed Edward Durkin, our chief financial officer, as interim chief executive officer. We are currently conducting a search for a full-time chief executive officer. Leadership transitions can be inherently difficult to manage, and an inadequate transition to a new chief executive officer may cause disruption, adversely affecting our financial performance and ability to meet operational goals and strategic plans. Management turnover also inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. In addition, competition for top management is high and it may take months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

We do not maintain “key person” life insurance on our officers, directors or key employees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On December 14, 2017, the SEC declared our registration statement on Form S-1 (File No. 333-221658) for our initial public offering, or IPO, effective. The net offering proceeds to us from the IPO, after deducting underwriting discounts of $6.3 million and offering expenses payable by us totaling $4.1 million, were approximately $79.3 million. No offering discounts, commissions or expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on December 15, 2017 pursuant to Rule 424(b)(4). As of March 31, 2023, we had not used any of the net offering proceeds and we have invested the proceeds into an investment portfolio with the primary objective of preserving principal and providing liquidity without significantly increasing risk.

Stock Repurchase Program

The following table sets forth information with respect to repurchases of shares of our common stock during the three-month period ended March 31, 2023:

Casa Systems, Inc. Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)		(In thousands)	(In thousands)
January 1 - January 31, 2023	—	$—	—	$60,234
February 1 - February 28, 2023	—	$—	—	$60,234
March 1 - March 31, 2023	—	$—	—	$60,234

(1)
On February 21, 2019, we announced that our Board of Directors authorized the repurchase of up to $75.0 million of our common stock under a stock repurchase program. From inception through March 31, 2023, we repurchased approximately 3.6 million shares under the program. The stock repurchase program has no expiration date and does not require us to purchase a minimum number of shares. We may suspend, modify or discontinue the stock repurchase program at any time without prior notice. However, based on our net leverage ratio at March 31, 2023, our ability to repurchase shares is currently restricted.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38324) filed on December 19, 2017)

3.2	By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38324) filed on December 19, 2017)

10.1	Separation Agreement by and between the Company and Jerry Guo, dated as of March 13, 2023.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASA SYSTEMS, INC.

Date: May 9, 2023	By:	/s/ Edward Durkin
Edward Durkin
Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)