Form 10-Q
period 2023-06-30
Casa Systems Inc
filed 2023-08-08
CIK 1333835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 2, 2023, the registrant had 97,171,333 shares of common stock, $0.001 par value per share, outstanding.

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
•
our ability to comply with all covenants, agreements and conditions under our credit facility;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$64,265	$126,312
Accounts receivable, net of provision for doubtful accounts of $149 and $636 as of June 30, 2023 and December 31, 2022, respectively(1)	47,400	74,484
Inventory	84,085	81,795
Prepaid expenses and other current assets	4,927	2,836
Prepaid income taxes	3,421	6,352
Total current assets	204,098	291,779
Property and equipment, net	17,601	19,518
Right-of-use assets	4,220	5,199
Goodwill	50,177	50,177
Intangible assets, net	22,833	25,759
Other assets	5,018	5,862
Total assets	$303,947	$398,294
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$21,560	$29,283
Accrued expenses and other current liabilities	35,575	31,825
Warrant liability	15,232	—
Accrued income taxes	1,067	4,298
Deferred revenue(2)	53,598	31,305
Lease liability	1,715	2,040
Current portion of long-term debt, net of unamortized debt issuance costs	6,349	225,161
Total current liabilities	135,096	323,912
Accrued income taxes, net of current portion	6,426	6,640
Deferred tax liabilities	1,414	1,490
Deferred revenue, net of current portion	4,599	5,529
Long-term debt, net of current portion and unamortized debt issuance costs	171,918	—
Warrant Liability, net of current portion	5,073	—
Lease liability, long-term	2,741	3,416
Other liabilities, net of current portion	7,768	7,906
Total liabilities	335,035	348,893
Commitments and contingencies (Note 18)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 500,000 shares authorized; 100,610 and 98,262 shares issued as of June 30, 2023 and December 31, 2022, respectively; 97,013 and 94,665 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	101	98
Treasury stock, at cost; 3,597 shares as of June 30, 2023 and December 31, 2022	(14,837)	(14,837)
Additional paid-in capital	247,609	244,675
Accumulated other comprehensive loss	(2,937)	(2,305)
Accumulated deficit	(261,024)	(178,230)
Total stockholders’ (deficit) equity	(31,088)	49,401
Total liabilities and stockholders’ (deficit) equity	$303,947	$398,294

(1) Includes accounts receivable due from a related party of $3,635 and $6,044 at June 30, 2023 and December 31, 2022, respectively (see Note 16)

(2) Includes deferred revenue associated with a related party of $33,913 and $18,094 at June 30, 2023 and December 31, 2022, respectively (see Note 16)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Product	$45,987	$59,141	$81,236	$111,686
Service	12,016	11,695	22,064	23,549
Total revenue(1)	58,003	70,836	103,300	135,235
Cost of revenue:
Product	33,009	42,882	59,024	79,110
Service	1,178	1,319	2,305	2,811
Total cost of revenue	34,187	44,201	61,329	81,921
Gross profit	23,816	26,635	41,971	53,314
Operating expenses:
Research and development	19,986	22,813	40,826	45,486
Selling, general and administrative	20,985	21,970	45,442	44,299
Total operating expenses	40,971	44,783	86,268	89,785
Loss from operations	(17,155)	(18,148)	(44,297)	(36,471)
Other income (expense):
Interest income	853	274	1,819	308
Interest expense	(5,976)	(3,820)	(11,184)	(7,508)
Loss on extinguishment of debt(2)	(28,955)	—	(28,822)	—
Gain on foreign currency, net	680	816	388	543
Other income, net	577	161	610	179
Total other expense, net	(32,821)	(2,569)	(37,189)	(6,478)
Loss before provision for (benefit from) income taxes	(49,976)	(20,717)	(81,486)	(42,949)
Provision for (benefit from) income taxes	1,160	(4,020)	1,308	6,332
Net loss	(51,136)	(16,697)	(82,794)	(49,281)
Other comprehensive loss —foreign currency translation adjustment, net of tax	(940)	(2,065)	(632)	(1,946)
Comprehensive loss	$(52,076)	$(18,762)	$(83,426)	$(51,227)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.53)	$(0.18)	$(0.86)	$(0.56)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	96,816	92,504	96,307	88,565

(1) Includes revenue of $4,287 and $7,283 during the three and six months ended June 30, 2023 and $10,550 during the three and six months ended June 30, 2022, during which a related party relationship existed (see Note 16)

(2) Loss related to Term Loan B refinancing and issuance of warrants during the three and six months ended June 30, 2023 (see Note 10)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at March 31, 2023	100,314	100	3,597	(14,837)	245,858	(1,997)	(209,888)	19,236
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	296	1	—	—	(57)	—	—	(56)
Foreign currency translation adjustment	—	—	—	—	—	(940)	—	(940)
Stock-based compensation	—	—	—	—	1,808	—	—	1,808
Net loss	—	—	—	—	—	—	(51,136)	(51,136)
Balances at June 30, 2023	100,610	101	3,597	(14,837)	247,609	(2,937)	(261,024)	(31,088)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at January 1, 2023	98,262	$98	3,597	$(14,837)	$244,675	$(2,305)	$(178,230)	$49,401
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	2,348	3	—	—	(2,996)	—	—	(2,993)
Foreign currency translation adjustment	—	—	—	—	—	(632)	—	(632)
Stock-based compensation	—	—	—	—	5,930	—	—	5,930
Net loss	—	—	—	—	—	—	(82,794)	(82,794)
Balances at June 30, 2023	100,610	101	3,597	(14,837)	247,609	(2,937)	(261,024)	(31,088)

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY (continued)

(in thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at March 31, 2022	88,452	$88	3,597	$(14,837)	$194,973	$997	$(131,640)	$49,581
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	234	1	—	—	37	—	—	38
Foreign currency translation adjustment	—	—	—	—	—	(2,065)	—	(2,065)
Sale of common stock, net of issuance cost	9,323	9			39,361			39,370
Stock-based compensation	—	—	—	—	2,935	—	—	2,935
Net loss	—	—	—	—	—	—	(16,697)	(16,697)
Balances at June 30, 2022	98,009	98	3,597	(14,837)	237,306	(1,068)	(148,337)	73,162

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 1, 2022	87,815	$88	3,393	$(13,645)	$193,654	$878	$(99,056)	$81,919
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	871	1	—	—	(1,375)	—	—	(1,374)
Foreign currency translation adjustment	—	—	—	—	—	(1,946)	—	(1,946)
Repurchase of treasury shares	—	—	204	(1,192)		—	—	(1,192)
Sale of common stock, net of issuance costs	9,323	9			39,361			39,370
Stock-based compensation					5,666			5,666
Net loss	—	—	—	—	—	—	(49,281)	(49,281)
Balances at June 30, 2022	98,009	$98	3,597	$(14,837)	$237,306	$(1,068)	$(148,337)	$73,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(82,794)	$(49,281)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,739	7,140
Stock-based compensation	5,930	5,507
Deferred income taxes	(77)	(2,210)
Change in provision for doubtful accounts	(487)	152
Change in provision for excess and obsolete inventory	2,934	4,230
Gain on disposal of assets	12	—
Non-cash operating lease expense	1,138	—
Loss on extinguishment of debt	28,822	—
Changes in operating assets and liabilities:
Accounts receivable	27,155	17,585
Inventory	(5,251)	2,249
Prepaid expenses and other assets	(2,746)	1,226
Prepaid income taxes	2,943	21,441
Accounts payable	(6,549)	(13,865)
Accrued expenses and other current liabilities	2,352	(11,375)
Operating lease liabilities	(1,055)	—
Accrued income taxes	(3,440)	3,839
Deferred revenue	21,382	22,972
Net cash (used in) provided by operating activities	(3,992)	9,610
Investing activities:
Purchases of property and equipment	(984)	(1,597)
Purchases of software licenses	(92)	(513)
Net cash used in investing activities	(1,076)	(2,110)
Financing activities:
Principal repayments of debt	(41,988)	(1,500)
Payment for debt issuance costs	(13,279)	—
Proceeds from exercise of stock options	2	254
Employee taxes paid related to net share settlement of equity awards	(2,995)	(1,628)
Proceeds from sale of common stock, net of issuance costs	—	39,370
Payments of dividends and equitable adjustments	—	(1)
Repurchases of common stock	—	(1,192)
Net cash (used in) provided by financing activities	(58,260)	35,303
Effect of exchange rate changes on cash and cash equivalents	(207)	(1,671)
Net (decrease) increase in cash, cash equivalents and restricted cash	(63,535)	41,132
Cash, cash equivalents and restricted cash at beginning of period	129,425	157,804
Cash, cash equivalents and restricted cash at end of period (1)	$65,890	$198,936
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,114	$6,999
Cash paid for income taxes	$4,129	$7,511
Supplemental disclosures of non-cash operating, investing and financing activities:
Purchases of property and equipment included in accounts payable	$20	$469

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

The Company offers physical, virtual and cloud-native 5G infrastructure and customer premise networking equipment solutions to help communications service providers ("CSPs"), transform and expand their public and private high-speed data and multi-service communications networks so they can meet the growing demand for bandwidth and new services. Through the development of cloud, access devices and cable products, the Company’s core and edge convergence technology enables CSPs and enterprises to cost-effectively and dynamically increase network speed, add bandwidth capacity and new services, reduce network complexity and reduce operating and capital expenditures regardless of access technology. As technology has changed, the Company is now viewing offerings across three major product lines, cloud, access devices (which includes the Company's 4G/5G cell radio products) and cable, as opposed to our historical view of cable, wireless and fixed telco. The Company's revenue disclosures have been updated accordingly.

The Company is subject to a number of risks similar to other companies of comparable size and other companies selling and providing services to the CSP industry. These risks include, but are not limited to, the level of capital spending by CSPs, lengthy sales cycles, dependence on the development of new products and services, unfavorable economic and market conditions, competition from larger and more established companies, limited management resources, dependence on a limited number of contract manufacturers and suppliers, the rapidly changing nature of the technology used by CSPs, and reliance on resellers and sales agents. Failure by the Company to anticipate or to respond adequately to technological developments in its industry, changes in customer or supplier requirements, changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products could have a material adverse effect on the Company’s operating results, financial condition and cash flows.

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

The accompanying condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022, and the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2023 and 2022 are unaudited. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2023 and 2022 are also unaudited. The accompanying condensed consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2022, which was included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2023 (the “Annual Report on Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K. There have been no changes to the Company’s accounting policies from those disclosed in the Annual Report on Form 10-K that would have a material impact on the Company’s condensed consolidated financial statements.

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

The Company previously disclosed circumstances that gave rise to substantial doubt about the Company's ability to continue as a going concern. As of June 15, 2023, the Company believes those conditions were resolved as a result of the Company's June 15, 2023 refinancing of a substantial majority of the principal balance of the Original Term Loans under its December 20, 2016 credit facility, as further described in Note 10, Debt.

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

Significant estimates and judgments relied upon by management in preparing these condensed consolidated financial statements include revenue recognition, reserves for excess and obsolete inventory, valuation of inventory and deferred inventory costs, the expensing and capitalization of software-related research and development costs, amortization and depreciation periods, the recoverability of net deferred tax assets, valuations of uncertain tax positions, warranty allowances, the valuation of equity instruments, warrants and embedded derivatives, and stock-based compensation expense.

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

The COVID-19 pandemic disrupted the Company's global supply chain. Throughout 2022 and 2021, the Company experienced shipping bottlenecks and shortages of supply that resulted in its inability to fulfill certain customer orders within normal lead times. This adversely impacted the Company's revenue and operating results for the years ended December 31, 2022 and 2021. The Company also experienced, in some cases, significant increases in shipping costs. While the impact to the Company has subsided during 2023, the Company continues to work with its supply chain, contract manufacturers, logistics partners and customers to minimize the extent of such impacts and will continue to actively monitor supply chain developments. The Company cannot predict if or when such effects will recur or worsen, and in such a case, could prevent the Company from being able to fulfill its customers' orders in a timely manner or at all, which could lead to one or more of its customers canceling their orders. The Company would be neither able to estimate the extent of these impacts nor predict whether its efforts to minimize or contain them will be successful.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments maturing within three months from the date of purchase. As of June 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents consisted of investments in money market mutual funds.

Restricted cash as of June 30, 2023 consisted of cash of $1,000 pledged as collateral for a stand-by letter of credit required to support a contractual obligation and cash of $625 pledged as collateral in connection with two letters of credit to support contractual obligations, as further discussed in Note 17, Leases. As of December 31, 2022, restricted cash consisted of a certificate of deposit of $1,013, pledged as collateral for a stand-by letter of credit required to support a contractual obligation, as well as cash of $2,100, pledged as collateral in connection with two letters of credit to support contractual obligations, as further discussed in Note 17, Leases.

The following table is a reconciliation of cash, cash equivalents and restricted cash included in the accompanying condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash included in the accompanying condensed consolidated statements of cash flows:

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$64,265	$195,832
Restricted cash included in other assets	1,625	3,104
	$65,890	$198,936

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

Accounts receivable as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Current portion of accounts receivable, net:
Accounts receivable, net	$47,400	$74,407
Accounts receivable, extended payment terms	—	77
	$47,400	$74,484

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

As of June 30, 2023 and December 31, 2022, the Company concluded that all amounts due under extended payment terms were collectible and recorded no reserve for credit losses. During the six months ended June 30, 2023 and 2022, the Company did not provide a reserve for credit losses and did not write off any uncollectible receivables due under extended payment terms.

The Company has entered into a customer-sponsored program administered by an unrelated financial institution that allows for the sales (factor) of certain accounts receivable at discounted rates to the financial institution, without recourse. Transactions under this agreement were accounted for as a sale of accounts receivable and the related accounts receivable were removed from our condensed consolidated balance sheet at the time of the sales transaction. Under this agreement, we sold $20,773 of accounts receivables during the three and six months ended June 30, 2023. Selling, general and administrative expenses include factoring costs associated with this accounts receivable sale program of $198 during the three and six months ended June 30, 2023.

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

Significant customers are those that represent 10% or more of revenue or accounts receivable and are set forth in the following tables:

	Revenue		Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Customer A	*	*	*	11%
Customer B	*	13%	*	12%
Customer C	*	15%	*	*

	Accounts Receivable, Net
	As of	As of
	June 30, 2023	December 31, 2022
Customer D	12%	*
Customer E	12%	*
Customer F	*	12%
Customer G	*	11%

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

Warrant Liability

The Company’s liability for the Warrants, as further discussed and defined in Note 10, Debt, is based on a valuation model utilizing observable inputs from active markets. The fair value of the warrant liability is classified within Level 3 of the fair value hierarchy as it is based on significant inputs not observable in the market. The Company establishes the fair value for the Warrants using a Monte Carlo simulation model. Due to the variable number of shares for which the warrants were exercisable, they failed to qualify for equity classification under the indexation guidance in Accounting Standards Codification 815 ("ASC 815"). Therefore, the Warrants are classified as liabilities at fair value on the condensed consolidated balance sheet. Each reporting period, the Warrants are recorded at fair value, with changes in fair value recognized in the Company’s consolidated statement of operations within interest expense.

Embedded Derivatives

In connection with the Superpriority Credit Agreement, as defined in Note 10, Debt, the Company identified certain embedded features requiring bifurcation as derivatives under ASC 815. These embedded derivatives are required to be bifurcated from the debt host contract at fair value with subsequent changes in fair value recognized in earnings at each balance sheet date (see Note 8, Derivative Financial Instruments).

The Superpriority Term Loans, as defined and discussed in Note 10, Debt, include three embedded features; contingent interest upon an uncured event of default; mandatory prepayment upon certain excess cash flow; and mandatory prepayment upon an uncured event of default. Pursuant to ASC 815, these features have been identified as embedded derivative financial instruments. These embedded derivatives are required to be accounted for as derivatives and bifurcated from the host debt contract, resulting in remeasurement at each balance sheet date, with the change in fair value recognized in the Company’s condensed consolidated statement of operations. The fair value of the embedded derivatives is classified within Level 3 of the fair value hierarchy as it is based on significant inputs not observable in the market.

The fair value of the embedded derivatives is based on a valuation model utilizing a with and without analysis of the embedded features within the debt facility. The Company runs a Monte Carlo simulation model with the embedded derivatives, and then runs a separate Monte Carlo simulation model for the overall debt facility, without the embedded derivative features. The difference between these two Monte Carlo simulation models is used to obtain the value of the embedded features.

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
3. Goodwill and Intangible Assets

Goodwill

There have been no changes to the $50,177 carrying amount of goodwill during the three and six months ended June 30, 2023 and 2022.

Intangible Assets

Intangible assets, net consisted of intangible assets resulting from the acquisition of NetComm and purchased software to be used in the Company’s products. Intangible assets, net consisted of the following at June 30, 2023 and December 31, 2022, respectively:

	Cost	Accumulated Amortization	Net Balance
Developed Technology	$25,000	$(14,288)	$10,712
Customer Relationships	18,000	(7,200)	10,800
Trade Name	1,000	(1,000)	—
Purchased software	2,638	(1,317)	1,321
Totals as of June 30, 2023	$46,638	$(23,805)	$22,833

	Cost	Accumulated Amortization	Net Balance
Developed Technology	$25,000	$(12,502)	$12,498
Customer Relationships	18,000	(6,300)	11,700
Trade Name	1,000	(1,000)	—
Purchased software	2,545	(984)	1,561
Totals as of December 31, 2022	$46,545	$(20,786)	$25,759

As of June 30, 2023, amortization expense on existing intangible assets for the next five years and beyond is as follows:

Year Ending December 31,
Remainder of 2023	$3,003
2024	5,929
2025	5,784
2026	3,617
2027	1,800
Thereafter	2,700
$22,833

A summary of amortization expense recorded during the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product cost of revenue	$893	$893	$1,786	$1,786
Research and development	169	141	333	244
Selling, general and administrative	450	533	900	1,070
Totals	$1,512	$1,567	$3,019	$3,100

4. Inventory

Inventory as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Raw materials	$40,053	$47,581
Finished goods:
Manufactured finished goods	42,975	32,863
Deferred inventory costs	1,057	1,351
	$84,085	$81,795

5. Property and Equipment

Property and equipment as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Computers and purchased software	$23,660	$25,572
Leasehold improvements	4,197	4,226
Furniture and fixtures	2,381	2,471
Machinery and equipment	24,834	34,502
Land	3,091	3,091
Building	4,765	4,765
Building improvements	7,391	7,374
Trial systems at customers’ sites	1,957	2,582
	72,276	84,583
Less: Accumulated depreciation and amortization	(54,675)	(65,065)
	$17,601	$19,518

Depreciation and amortization expense on property and equipment totaled $1,341 and $1,958 for the three months ended June 30, 2023 and 2022, respectively, and $2,720 and $4,040, for the six months ended June 30, 2023 and 2022, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Current liabilities
Accrued compensation and related taxes	$14,671	$11,666
Accrued warranty	1,388	1,678
Inventory-related accruals	6,219	5,819
Warranty settlement provision (see Note 18)	3,659	3,761
Other accrued expenses	9,638	8,901
Accrued expenses and other current liabilities	$35,575	$31,825
Non-current liabilities
Warranty settlement provision, net of current portion (see Note 18)	$5,911	$6,119
Other accrued expenses, net of current portion	1,857	1,787
Other liabilities, net of current portion	$7,768	$7,906

On March 14, 2023, Jerry Guo, the Company’s co-founder, President and Chief Executive Officer, announced his retirement from his executive roles effective March 17, 2023. A separation agreement was entered into by Mr. Guo and the Company’s board of directors on March 13, 2023. Pursuant to this agreement, Mr. Guo was entitled to certain termination benefits, including accelerated vesting of stock awards, for which additional stock-based compensation of $1,737 was recognized in the six months ended June 30, 2023, as discussed in Note 12, Stock-based Compensation, all of which was accrued for during the three months ended March 31, 2023. The agreement also included separation pay, equal to the sum of (i) Mr. Guo's annual base salary at the rate in effect as of March 17, 2023 and (ii) Mr. Guo's target bonus for the calendar year 2023. During the six months ended June 30, 2023, the Company accrued severance expenses of $2,199 related to Mr. Guo's separation agreement, which is included in accrued compensation and related taxes in the table above. Total expense recognized as a result of the separation agreement during the six months ended June 30, 2023 was $3,936.

Reduction in Force

In April 2023, the Company approved a plan for a reduction in force. The Company reduced its workforce by 134 employees, representing approximately 13% of the Company's total workforce. For the three and six months ended June 30, 2023, the Company incurred $2,151 of employee severance payments and other employee-related costs. As of June 30, 2023, substantially all of these charges have been paid.

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

The following table presents a summary of changes in the amount reserved for warranty costs for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Warranty reserve at beginning of period	$1,678	$2,392
Provisions	294	1,670
Charges	(584)	(931)
Warranty reserve at end of period	$1,388	$3,131

7. Fair Value Measurements

The following tables present information about the fair value of the Company’s financial assets and liabilities as of June 30, 2023 and December 31, 2022 and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds	$36,265	$—	$—	$36,265
	$36,265	$—	$—	$36,265

Liabilities:
Warrant liability	$—	$—	$20,305	$20,305
Embedded derivatives	—	—	1,240	1,240
	$—	$—	$21,545	$21,545

	Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit—restricted cash	$—	$1,013	$—	$1,013
Money market mutual funds	90,984	—	—	90,984
	$90,984	$1,013	$—	$91,997

During the six months ended June 30, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.

Warrant Liability

On June 15, 2023, in connection with the closing of the Superpriority Term Loans, as defined and discussed in Note 10, Debt, the Company issued certain penny warrants (the "Warrants"). The warrants are exercisable for a variable percentage of the Common Stock of the Company depending on how long the debt remains outstanding. Warrants representing the right to purchase an aggregate of 9,691 shares of the Company's common stock (the “10% Warrants”) were immediately vested as of the June 15, 2023 closing date. Warrants representing the right to purchase 4,846 shares of the Company's common stock (the “5% Warrants”) will vest on January 1, 2024, if the debt remains outstanding. Warrants representing the right to purchase 4,836 shares of the Company's common stock (the “4.99% Warrants”) will vest on January 1, 2025, if the debt remains outstanding. Due to the variable number of shares for which the warrants were exercisable, they failed to qualify for equity classification under the indexation guidance in ASC 815. Therefore, the Warrants are classified as liabilities at fair value on the condensed consolidated balance sheet. Each reporting period, the Warrants will be recorded at fair value, with changes in fair value recognized in the Company’s consolidated statement of operations within interest expense. Changes in the fair value of the warrant liability from June 15, 2023 to June 30, 2023 were immaterial.

The Company’s liability for the Warrants is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company establishes the fair value for the Warrants using a Monte Carlo simulation model. The key inputs into the valuation models were as follows:

Three Months Ended
June 30, 2023
Risk-free interest rate	3.9%
Correlated random variable	(0.3)
Expected volatility - revenue	45.0%
Expected volatility - equity	90.0%
Vesting dates	6/15/2023 1/1/2024 1/1/2025
Simulated stock price	$1.01

Embedded Derivatives

Further, in connection with the Superpriority Credit Agreement, the Company identified certain embedded features requiring bifurcation as derivatives under ASC 815. These embedded derivatives are required to be bifurcated from the debt host contract at fair value with subsequent changes in fair value recognized in earnings at each balance sheet date (see Note 8). The fair value of the embedded derivatives is based on a Monte Carlo valuation model utilizing a with and without analysis of the embedded features within the debt facility. The Company ran a Monte Carlo simulation model with the embedded derivatives, and then ran a separate Monte Carlo simulation model for the overall debt facility, without the embedded derivative features. The difference between these two Monte Carlo simulation models was used to obtain the value of the embedded features. The key inputs into the valuation models for both the with and without were as follows:

Three Months Ended
June 30, 2023
Risk-free interest rate	3.9%
Correlated random variable	(0.3)
Expected volatility - revenue	45.0%
Expected volatility - equity	90.0%
Revenue discount rate	11.3%
Discount rate	17.0%

The Company’s liability for the embedded derivatives is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. Changes in the fair value of the embedded derivatives from June 15, 2023 to June 30, 2023 were immaterial.

Superiority Term Loans

The Company initially recognized the Superpriority Term Loans at fair value in the application of extinguishment accounting (see Note 10, Debt). The Company established the fair value for the debt facility, which is a nonrecurring fair value calculation, using a discounted-cash flow analysis, for which the initial fair value measurement on June 15, 2023 was $186,990. Under the discounted-cash flow analysis, the Company discounts each principal and interest payment by an applicable discount rate determined by referencing the Company’s current public credit rating and seniority of the debt instrument in hand. The stream of principal and interest payments (discounted to present value) are used to calculate the fair value of the debt.

The key inputs in valuing the debt and embedded derivatives include management projections (i.e., revenue, gross margin, operating expenses, R&D expenses, depreciation and amortization, and employee stock compensation), the Company’s cash balance, penalty amounts under an event of default (only applicable to the embedded derivatives), the forward SOFR curve, revenue volatility, revenue discount rate (derived using asset beta, metric volatility, asset volatility, risk-free rate, equity risk premium, small stock risk premium, company specific risk premium), and risk discount rate. The fair value of the Superiority Term Loans is classified within Level 3 of the fair value hierarchy.

Other than the valuation techniques used for the warrant liability, embedded derivatives and Superiority Term Loans, there were no changes to the valuation techniques used to measure asset and liability fair values on a recurring basis during the six months ended June 30, 2023 from those included in the Company’s consolidated financial statements for the year ended December 31, 2022.

8. Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments in debt or equity instruments and measurement of their fair value for accounting purposes.

The Superpriority Term Loans, as defined and discussed in Note 10, Debt, include three embedded features; contingent interest upon an uncured event of default; mandatory prepayment upon certain excess cash flow; and mandatory prepayment upon an uncured event of default. Pursuant to ASC 815, these features have been identified as embedded derivative financial instruments. These embedded derivatives are required to be accounted for as derivatives and bifurcated from the debt host contract, resulting in remeasurement at each balance sheet date, with the change in fair value recognized in the Company’s condensed consolidated statement of operations. The total derivative liability related to these features as of June 30, 2023 was $1,240 and was included with accrued expenses and other current liabilities and other liabilities, net of current portion on the condensed consolidated balance sheet, as appropriate.

9. Income Taxes

The Company’s effective income tax rate was (2.3%) and 19.4% for the three months ended June 30, 2023 and 2022, respectively. The provision for (benefit from) income taxes was $1,160 and ($4,020) for the three months ended June 30, 2023 and 2022, respectively. The change in the provision for income taxes was primarily due to the period over period changes in the Company's valuation allowance against its deferred tax assets, the impact of changes in the Company's forecasted profitability and the jurisdictional mix of earnings.

The Company’s effective income tax rate was (1.6%) and (14.7%) for the six months ended June 30, 2023 and 2022, respectively. The provision for income taxes was $1,308 and $6,332 for the six months ended June 30, 2023 and 2022, respectively. The change in the provision for income taxes was primarily due to the period over period changes in the Company's valuation allowance against its deferred tax assets, the impact of changes in the Company's forecasted profitability and the jurisdictional mix of earnings.

The provision for income taxes for the three and six months ended June 30, 2023 and 2022, respectively, differed from the federal statutory rate primarily due to the geographical mix of earnings and related foreign tax rate differential, permanent differences, research and development credits, foreign tax credits, and the valuation allowance maintained against the Company's deferred tax assets and withholding taxes.

10. Debt

Current debt obligations reflected in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
Current liabilities:
Original Term Loans	$5,036	$226,009
Superpriority Term Loans	1,870	—
Current portion of long-term debt	6,906	226,009
Unamortized debt issuance costs, current portion	(557)	(848)
Current portion of long-term debt, net of unamortized debt issuance costs	$6,349	$225,161
Non-current liabilities:
Superpriority Term Loans	$185,841	$—
Unamortized debt issuance costs, net of current portion	(13,923)	—
Long-term debt, net of current portion and unamortized debt issuance costs	$171,918	$—

As of June 30, 2023, aggregate minimum future principal payments of the Company's debt are summarized as follows:

Year Ending December 31,
Remainder of 2023	$5,973
2024	1,861
2025	1,842
2026	1,824
2027	181,247
$192,747

On December 20, 2016, the Company entered into a credit agreement (the "Original Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent, various lenders, JPMorgan Chase Bank, N.A. and Barclays Bank PLC providing for (i) a term loan facility of $300,000 (the “Original Term Loans”), due to mature on December 20, 2023, and (ii) a revolving credit facility (the "Original Revolving Loan") of up to $25,000 in revolving credit loans and letters of credit, which matured on December 20, 2021.

On June 15, 2023 (the “Effective Date”), the Borrower and certain of the Lenders entered into various agreements to effectively exchange $218,848 of the Original Term Loans, representing approximately 97.8% of the then outstanding principal balance, for loans of an equal principal amount having a first priority security interest in all or substantially all of the Company's and its domestic subsidiaries' assets, subject to permitted liens (the “Superpriority Credit Agreement” or “Superpriority Term Loans”), whereby the maturity date would be extended to December 20, 2027 in exchange for the Company paying down $40,000 of its exchanged Original Term Loans (as part of an early principal repayment), providing certain Warrants to the Lenders and paying certain in-kind fees, amongst other changes (the “Exchange”), and with $5,036 of the Original Term Loans principal remaining outstanding and still due to mature on December 20, 2023.

The Exchange was deemed to be an exchange of debt with substantially different terms under ASC Subtopic 470-50, “Modifications and Extinguishments,” and the Company recorded a loss on extinguishment of debt of approximately $28,956 in the condensed consolidated statement of operations for the three months ended June 30, 2023. In applying extinguishment accounting, the Company recorded the Superpriority Term Loans at fair value. Therefore, the current carrying value of the loans approximates fair value as of June 30, 2023.

The Superpriority Term Loans bear interest at the Adjusted Term SOFR Rate (as defined in the Superpriority Credit Agreement) (subject to a 2.00% per annum floor) or Base Rate (as defined in the Superpriority Credit Agreement), as applicable, plus (x) in the case of SOFR Rate Loans (as defined in the Superpriority Credit Agreement), 6.50% per annum or (y) in the case of Base Rate Loans (as defined in the Superpriority Credit Agreement), 5.50% per annum, provided that, the foregoing interest rate margin in respect of both SOFR Rate Loans and Base Rate Loans shall be increased (i) by 0.50% per annum on July 1, 2024 and (ii) by 1.00% per annum on and after January 1, 2025 (for a total increase of 1.50% per annum), if, in each case, the outstanding amount of Superpriority Term Loans on such date is in excess of $125,000 (with continuing effect from such date regardless of the outstanding amount of Superpriority Term Loans at any time after such date of determination); and any time after June 30, 2025, with respect to Superpriority Term Loans (x) in the case of SOFR Rate Loans, 13.00% per annum or (y) in the case of Base Rate Loans, 12.00% per annum. As of June 30, 2023, the interest rate on the Superpriority Term Loans was 12.22% per annum.

The Superpriority Term Loans are prepayable at par between the closing of the Superpriority Credit Agreement through December 31, 2023; thereafter, the Superpriority Term Loans are prepayable at any time and from time to time, subject to an exit fee increasing over time ranging from 3.0% to 20.0% through maturity. In the event the Superpriority Term Loans are accelerated prior to their maturity following any event of default, the maximum exit fee will be payable in connection therewith.

The Superpriority Term Loans are expected to mature on December 20, 2027 (subject to a springing maturity of December 20, 2025 if, unless otherwise waived by holders collectively owning or controlling at least 75% of the Superpriority Term Loans on the date of determination, (x)(1) the Total Net First Lien Leverage Ratio (as defined in the Superpriority Credit Agreement) is greater than 1.00:1.00, or (2) the Total Net Leverage Ratio (as defined in the Superpriority Credit Agreement) is greater than 1.50:1.00, in each case, as of September 30, 2025, or (y) a Default (as defined in the Superpriority Credit Agreement) or Event of Default (as defined in the Superpriority Credit Agreement) has occurred and is continuing under the Superpriority Credit Agreement as of December 20, 2025), unless earlier repaid or accelerated. The Superpriority Term Loans will amortize in equal quarterly installments, resulting in an aggregate annual amount equal to 1.0% of the principal amount of the Superpriority Term Loans outstanding on the date of the Term Loan Exchange (after giving effect to the Closing Date Prepayment).

The Superpriority Term Loans are subject to mandatory prepayments, including 75% of Excess Cash Flow, as defined by the Superpriority Credit Agreement, and the proceeds from certain non-ordinary course asset dispositions, the issuance of certain equity interests by Casa and the incurrence of certain indebtedness by Casa and its subsidiaries. Such prepayments shall be subject to the exit fee described above (to the extent otherwise then applicable). The Superpriority Credit Agreement also allows for the Company to retain up to $25,000 of proceeds from issuances of equity or subordinated debt, once the principal balance of the Superpriority Term Loans has been paid down by $20,000.

The Superpriority Credit Agreement contains customary representations and warranties, conditions, affirmative and negative covenants, liquidity-based financial covenants, events of default, and indemnification obligations. As of June 30, 2023, the Company was in compliance with the terms of the Superpriority Credit Agreement.

As a result of the Exchange, $5,036 principal remains outstanding under the Original Term Loans. As a result of the Exchange, the Company, certain lenders party to the Original Credit Agreement and JPMorgan Chase Bank, N.A., as agent, entered into Amendment No. 1 thereto (“Amendment No. 1”) which, among other things, permitted the transaction contemplated by the Exchange and eliminated all mandatory prepayments (other than at maturity) and representations and warranties and most affirmative and negative covenants and events of default previously applicable to the Original Term Loans. The interest rates applicable to the Original Term Loans remain unchanged. Borrowings under the Original Term Loans bear interest at a floating rate, which could be either a synthetic Eurodollar rate plus an applicable margin or, at the Company’s option, a base rate (defined as the highest of (x) the JPMorgan Chase Bank, N.A. prime rate, (y) the federal funds effective rate, plus one-half percent (0.50%) per annum and (z) a one-month Eurodollar rate plus 1.00% per annum) plus an applicable margin. The applicable margin for borrowings under the Original Term Loans is 4.00% per annum for Eurodollar rate loans (subject to a 1.00% per annum interest rate floor) and 3.00% per annum for base rate loans. The interest rate payable under the Original Term Loans is subject to an increase of 2.00% per annum during the continuance of any payment default.

For Eurodollar rate loans, the Company may select interest periods of one, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest is payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. The Company has the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at its option, subject, in the case of Eurodollar rate loans, to breakage costs if the conversion was effected prior to the end of the applicable interest period. As of June 30, 2023 and December 31, 2022, the interest rate on the Original Term Loans was 9.65% and 8.38% per annum, respectively, which was based on a three-month and one-month Eurodollar rate of 5.65% and 4.38% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans.

Upon entering into the Original Term Loans, the Company incurred debt issuance costs of $7,811, which were initially recorded as a reduction of the debt liability and were amortized to interest expense using the effective interest method from the issuance date of the Original Term Loans until the Effective Date. Upon entering into the Superpriority Term Loan, the remaining $509 of debt issuance costs from the Original Term Loans was included in the loss on extinguishment of debt in the condensed consolidated statement of operations. The Company also incurred additional debt issuance costs of $13,279 upon entering into the Superpriority Term Loan, which were recorded as a reduction of the debt liability and will be amortized to interest expense using the effective interest method from the issuance date of the Superpriority Term Loan until the maturity date.

The Company made principal payments of $40,751 and $1,500 during the six months ended June 30, 2023 and 2022, respectively, in addition to the repurchase as discussed below. Interest expense, including the amortization of debt issuance costs, totaled $6,046 and $3,797 for the three months ended June 30, 2023 and 2022, respectively, and totaled $10,955 and $7,574 for the six months ended June 30, 2023 and 2022, respectively.

On October 27, 2022, the Company's board of directors authorized the use of up to $50,000 of cash to fund the partial repurchase of debt outstanding under the Original Term Loans. Subsequent to this authorization and prior to the Superiority Term Loan refinancing on June 15, 2023, the Company repurchased a portion of its outstanding Original Term Loans from certain of its debt holders. During the six months ended June 30, 2023 but prior to the June 15, 2023 refinancing, the Company made a payment of $1,237 to retire $1,375 of its outstanding debt. The Company recognized a gain on extinguishment of debt, net of fees, of $133, and also recognized $4 of interest expense for the pro-rata portion of unamortized debt issuance costs attributed to the debt repurchased. Total payments made under this authorization from October 27, 2022 through June 30, 2023 amounted to $47,116, which were paid using funds included in cash and cash equivalents in the condensed consolidated balance sheets. Based on the applicable fair value of debt repurchased, the amount of outstanding principal of the Original Term Loans that was retired was $50,591.

The Original Term Loans, with a remaining principal balance of $5,036 as of June 30, 2023, are scheduled to mature on December 20, 2023 and is subject to amortization in equal quarterly installments, which commenced on March 31, 2017, in an annual aggregate amount equal to 1.0% of the original principal amount of the Original Term Loans of $300,000, with any remaining outstanding balance payable at the original date of maturity on December 20, 2023.

Voluntary prepayments of principal amounts outstanding under the Original Term Loans are permitted at any time; however, if a prepayment of principal is made with respect to a Eurodollar loan on a date other than the last day of the applicable interest period, the Company is required to compensate the lenders thereunder for any funding losses and expenses incurred as a result of the prepayment.

The Original Term Loans, which are now subordinated to the Superpriority Term Loans, is secured by, among other things, a second priority security interest, subject to permitted liens, in substantially all of the Company’s assets and a pledge of certain of the stock of certain of its subsidiaries, in each case subject to specified exceptions. The Company was in compliance with all the terms of the Original Credit Agreement June 30, 2023 and December 31, 2022.

11. Stockholders’ Equity

Stock Repurchase Program

On February 21, 2019, the Company announced a stock repurchase program authorizing it to repurchase up to $75,000 of the Company’s common stock. The Company repurchased 204 shares, at a cost of $1,192, including commissions, during six months ended June 30, 2022. There were no repurchases made during the three and six months ended June 30, 2023 and during the three months ended June 30, 2022. As of June 30, 2023, $60,234 remained authorized for repurchases of the Company’s common stock under the stock repurchase program. However, based on the Company's net leverage ratio at June 30, 2023, as described in Note 10, Debt, the Company's ability to repurchase shares is currently restricted. The stock repurchase program has no expiration date and does not require the Company to purchase a minimum number of shares, and the Company may suspend, modify or discontinue the stock repurchase program at any time without prior notice.

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

12. Stock-based Compensation

2017 Stock Incentive Plan

The Company’s 2017 Stock Incentive Plan (the “2017 Plan”) provides for the Company to sell or issue common stock or restricted common stock, or to grant qualified incentive stock options, nonqualified stock options, SARs, performance-based restricted stock units (“PSUs”), RSUs or other stock-based awards to the Company’s employees, officers, directors, advisors and outside consultants. The total number of shares authorized for issuance under the 2017 Plan was 17,007 shares as of June 30, 2023, of which 3,606 shares remained available for future grant.

Stock Options

A summary of stock option activity for the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at January 1, 2023	6,537	$7.55	4.42	$134
Granted	29	1.15
Exercised	(1)	2.23
Forfeited	(301)	6.23
Outstanding at June 30, 2023	6,264	$7.59	3.95	$3
Options exercisable at June 30, 2023	5,302	$8.25	3.08	$—
Vested or expected to vest at June 30, 2023	6,215	$7.62	3.91	$3

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.9%	3.0%–3.2%	3.5%–3.9%	1.7–3.2%
Expected term (in years)	6.1	5.6–6.3	6.1	5.6–6.3
Expected volatility	44.75%	40.5–41.5%	44.3%–44.8%	38.5–41.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2023 and 2022 was $0.48 and $1.62 per share, respectively. Cash proceeds received upon the exercise of options were $2 and $255 during the six months ended June 30, 2023 and 2022, respectively. The intrinsic value of stock options exercised during the six months ended June 30, 2023 and 2022 was $1 and $299, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Restricted Stock Units

A summary of RSU activity for the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2023	5,505	$4.49
Granted	4,324	1.02
Vested	(2,531)	4.04	$6,132
Forfeited	(185)	5.14
Unvested balance at June 30, 2023	7,113	$2.46

The Company withheld 1,422 and 355 shares of common stock in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs during the six months ended June 30, 2023 and 2022, respectively.

Performance-Based Stock Units

During the six months ended June 30, 2022, the Company granted PSUs to certain employees that vest over a three-year period based on the achievement of performance goals and continued performance of services. All PSUs granted prior to the six months ended June 30, 2022, and a portion of PSUs granted during the three months ended June 30, 2022, consist solely of market-based vesting conditions, determined by the Company’s level of achievement of pre-established parameters relating to the performance of the Company’s stock price as set by the board of directors. Vesting for these market-based PSUs may occur at any time during the three-year period. The remaining portion of PSUs granted during the three months ended June 30, 2022 consisted of performance-based vesting conditions determined by the Company's achievement of performance targets with respect to a certain customer agreement. Vesting of these performance-based PSUs occurred during the three months ended June 30, 2023 pursuant to Jerry Guo's retirement as discussed below. No PSUs were granted during the six months ended June 30, 2023.

A summary of PSU activity for the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2023	1,262	$4.15
Granted	—	—
Vested	(1,238)	3.48	$2,102
Forfeited	—	—
Unvested balance at June 30, 2023	24	$7.89

Compensation expense is based on the estimated value of the awards on the grant date, and is recognized over the period from the grant date through the expected vest dates of each vesting condition, both of which were estimated based on a Monte Carlo simulation model applying the following key assumptions:

Three and six months ended
June 30, 2022
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

There was no SAR liability as of June 30, 2023 or December 31, 2022, as the exercise price of all outstanding SARs exceeded the fair value of the Company's common stock as of each applicable date. There were no grants, exercises or forfeitures during the six-month period ending June 30, 2023.

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options, RSUs, SARs and PSUs for the three and six months ended June 30, 2023 and 2022 was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$11	$26	$37	$61
Research and development expenses	552	694	1,252	1,289
Selling, general and administrative expenses	1,245	2,159	4,641	4,157
Total stock-based compensation	$1,808	$2,879	$5,930	$5,507

The Company recognized stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 in the condensed consolidated balance sheet as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Change in fair value of SAR Liability	$—	$(56)	$—	$(159)
Recognized as additional paid-in capital	1,808	2,935	5,930	5,666
Total stock-based compensation	$1,808	$2,879	$5,930	$5,507

As of June 30, 2023, there was $15,989 of unrecognized compensation cost related to outstanding stock options, RSUs, SARs and PSUs, which is expected to be recognized over a weighted-average period of 2.18 years.

Retirement of Jerry Guo

On March 14, 2023, Jerry Guo, the Company’s co-founder, President and Chief Executive Officer, announced his retirement from his executive roles effective March 17, 2023. A separation agreement was entered into by Mr. Guo and the Company’s board of directors on March 13, 2023. Pursuant to this agreement, Mr. Guo was entitled to certain termination benefits, including the acceleration of vesting of all unvested stock-based awards upon his termination. This resulted in the accelerated vesting and release of 551 RSUs and 883 PSUs during the six months ended June 30, 2023. Incremental stock-based compensation recognized in selling, general and administrative expense on the condensed consolidated statement of comprehensive loss for the six months ended June 30, 2023 was $1,737.

13. Net Loss per Share

The following potential common shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase common stock	6,264	7,110	6,264	7,110
Unvested restricted stock units	7,113	5,108	7,113	5,108
Unvested performance-based stock units	24	1,262	24	1,262

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
North America:
United States	$15,345	$22,697	$32,571	$36,232
Canada	11,773	9,340	15,557	25,099
Total North America	27,118	32,037	48,128	61,331
Europe, Middle East and Africa:	5,520	4,886	11,428	11,166
Asia-Pacific:
Australia	13,079	20,774	25,841	37,292
Other	5,842	7,411	9,646	15,591
Total Asia-Pacific	18,921	28,185	35,487	52,883
Latin America	6,444	5,728	8,257	9,855
Total revenue(1)	$58,003	$70,836	$103,300	$135,235

(1) Other than the United States, Canada and Australia, no individual countries represented 10% or more of the Company’s total revenue for any of the periods presented.

The Company also disaggregates its revenue based on product lines as determined by the technical characteristics of the product. As telecommunication technologies, and the market for them evolves, the categorization of our products is subject to shifts that management monitors and reevaluates as necessary. Accordingly, beginning with the three months ended March 31, 2023, the Company updated its product line reporting. Revenue amounts for the three and six months ended June 30, 2022 have been reclassified to conform with 2023 reporting.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product revenue:
Access devices	$26,984	$35,005	$51,892	$66,753
Cable	18,727	16,102	25,645	35,875
Cloud	276	8,034	3,699	9,058
Total product revenue	45,987	59,141	81,236	111,686
Service revenue:
Access devices	$1,233	$1,869	2,079	3,630
Cable	8,766	9,097	17,182	17,953
Cloud	2,017	729	2,803	1,966
Total service revenue	12,016	11,695	22,064	23,549
Total revenue	$58,003	$70,836	$103,300	$135,235

Contract Balances

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue when the Company satisfies its performance obligations, consistent with the Company's revenue recognition policy. During the three and six months ended June 30, 2023, the Company recognized revenue of $3,368 and $10,605, respectively, that was included in deferred revenue in the condensed consolidated balance sheet as of December 31, 2022. During the three and six months ended June 30, 2022, the Company recognized revenue of $2,855 and $8,491, respectively, that was included in deferred revenue in the condensed consolidated balance sheet as of December 31, 2021.

The Company receives payments from customers based upon contractual billing terms. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced.

As of June 30, 2023 and December 31, 2022, the Company included contract assets of $3,533 and $2,674, respectively, in accounts receivable, net in the condensed consolidated balance sheets.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2023, the aggregate remaining amount of revenue expected to be recognized related to unsatisfied or partially unsatisfied performance obligations was $58,197, which consisted of deferred revenue. The Company expects approximately 92% of this amount to be recognized in the next twelve months with the remaining amount to be recognized over the next two to five years.

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

The Company’s property and equipment, net by location was as follows:

	June 30, 2023	December 31, 2022
U.S.	$13,663	$14,679
China	2,666	3,017
Australia	665	1,054
Other	607	768
Total property and equipment, net	$17,601	$19,518

16. Related Parties

Employment of Rongke Xie

Rongke Xie, who serves as General Manager of Guangzhou Casa Communication Technology LTD (“Casa China”), a subsidiary of the Company, is the sister of Lucy Xie, who served as the Company’s Senior Vice President of Operations until her retirement on December 31, 2022, and remains serving as a member of the Company’s board of directors. Rongke Xie is also the sister-in-law of Jerry Guo, who served as the Company's President and Chief Executive Officer until his retirement on March 17, 2023, and remains serving as a member of the Company's board of directors. Casa China paid Rongke Xie $123 and $144 in total compensation during the six months ended June 30, 2023 and 2022, respectively, for her services as an employee.

To date, the Company has granted to Rongke Xie 145 RSUs, which vest over four-year periods. The grant-date fair value of the awards totaled $600, which is recorded as stock-based compensation expense over the vesting period of the awards. During the three months ended June 30, 2023 and 2022, the Company recognized selling, general and administrative expenses of $24 and $30 related to these awards. During the six months ended June 30, 2023 and 2022, the Company recognized selling, general and administrative expenses of $52 and $61 related to these awards.

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

During the three and six months ended June 30, 2023, the Company recognized revenue of $4,287 and $7,284, respectively, from transactions with Verizon and Affiliates, and amounts received in cash resulting from revenue transactions with Verizon and Affiliates during the six months ended June 30, 2023 totaled $26,110. During the three and six months ended June 30, 2022, the Company recognized revenue of $10,550 from transactions with Verizon and Affiliates during which a related party relationship existed, and amounts received in cash resulting from revenue transactions with Verizon and Affiliates during the six months ended June 30, 2022 totaled $1,201. As of June 30, 2023 and December 31, 2022, amounts due from Verizon and Affiliates totaled $3,635 and $6,044, respectively, and were included in accounts receivable, net in the condensed consolidated balance sheet. As of June 30, 2023 and December 31, 2022, revenue from transactions that did not meet the criteria for recognition totaling $33,913 and $18,094, respectively, with Verizon and Affiliates were included in deferred revenue in the condensed consolidated balance sheet.

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

Pursuant to the terms of the lease agreement for the Company’s Australia office, the Company obtained six standby letters of credit in the amount of approximately $625 and $2,100 as security on the lease obligation, as of June 30, 2023 and December 31, 2022, respectively. The letters of credit are classified as restricted cash in the accompanying condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Financing lease cost	$—	$—
Operating lease cost	551	1,106
Short-term lease cost	1	2
Variable lease cost	73	128
Total lease cost	$625	$1,236

Supplemental cash flow information related to leases was as follows:

Six Months Ended
June 30, 2023
Cash paid for operating leases included in cash flows from operating activities	$1,055
Right-of-use assets obtained in exchange for new operating leases	55

Supplemental balance sheet information related to leases was as follows:

	Six Months Ended	Year Ended
	June 30, 2023	December 31, 2022
Weighted average remaining lease term for operating leases	3.32 years	3.58 years
Weighted average discount rate for operating leases	4.1%	4.0%

Maturities of operating lease liabilities were as follows:

Year Ending December 31,
2023	$1,110
2024	1,319
2025	948
2026	841
2027	565
Thereafter	2
Total future minimum lease payments	$4,785
Less: amounts representing interest	(329)
Total lease liabilities	4,456
Less: current operating lease liability	(1,715)
Long term operating lease liability	2,741

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

As of June 30, 2023 and December 31, 2022 the Company accrued $500 and $1,487, respectively, as a minimum estimated liability related to ongoing indemnification claims. As of June 30, 2023 and December 31, 2022, no additional material claims were outstanding where a contingent loss was considered to be probable or reasonably estimable. The Company does not expect additional significant claims related to these indemnification obligations and, consequently, concluded that the fair value of any additional obligations is negligible.

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

On December 23, 2022, the Company executed a settlement deed with the customer, whereby the Company agreed to, among other things, a settlement amount of 20,000 Australian dollars, to be paid in four equal annual installments, the first of which was paid upon execution of the settlement deed in the amount of 5,000 Australian dollars, or $3,398. As of June 30, 2023, the remaining accrued expense balance, representing the estimated net present value of the remaining payments, plus the estimated cost of other non-monetary obligations under the settlement deed was $9,570, as shown in Note 6, Accrued Expenses and Other Current Liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors.” For discussion comparing the periods ended June 30, 2022 and June 30, 2021, please refer to our Quarterly Report on Form 10-Q filed with the SEC on August 4, 2022.

Overview

With our physical, virtual and cloud-native 5G broadband and customer premise networking equipment solutions, we help our communication service providers, or CSP, customers transform and expand their public and private high-speed data and multi-service communications networks so they can meet the growing demand for bandwidth and new services. Through our deployment of cloud, access devices and cable products, our core and edge convergence technology enables CSPs and enterprises to cost-effectively and dynamically increase network speed, add bandwidth capacity and new services, reduce network complexity, and reduce operating and capital expenditures regardless of access technology.

We offer end-to-end cloud-native, virtual, physical and distributed infrastructure and customer premise network solutions that enable our customers to provide wireless and fixed-line broadband services to consumers and enterprises. Our solutions are scalable so that CSPs can meet the evolving bandwidth needs of their subscribers. Our first installation in a service provider’s network frequently involves deploying our broadband products in only a portion of the provider’s network and, for our cable products, with only a fraction of the capacity of our products enabled at the time of initial installation. Over time, our customers have generally expanded the use of our solutions to other areas of their networks to extend network coverage or increase network capacity.

Our solutions are commercially deployed in over 70 countries by more than 475 customers, including regional service providers as well as some of the world’s largest Tier 1 CSPs, serving millions of subscribers.

Global and Macroeconomic Considerations

Rising Inflation and Interest Rates

The recent rise in inflation has caused increases in the costs to produce our products, much of which we were not immediately able to pass on to our customers due to fixed price agreements. Continued increased inflation may result in decreased demand for our products and services, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the U.S. Federal Reserve has raised and may in the future raise interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, due to our fixed price agreements, we may be unable to raise the prices of our products and services commensurate with or above the rate at which our costs increase. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in consumer spending or a negative reaction to our pricing for new customers.

In addition, because our outstanding debt bears interest at variable interest rates, the recent increases in interest rates will result in increased future debt service costs. Continued increases in interest rates will further increase the cost of servicing our outstanding indebtedness.

Banking Institution Liquidity

In March 2023, the bank failures of Silicon Valley Bank and Signature Bank created significant market disruption and uncertainty within the U.S. banking sector, particularly with respect to regional banks, and a number of other financial institutions experienced turbulence and a precipitous decline in market value. We are closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally. While we do not hold a cash balance at Silicon Valley Bank or Signature Bank and we do not believe we have exposure to loss as a result of the failure of either institution, we have historically held our cash in a limited number of financial institutions.

COVID-19 Pandemic

The COVID-19 pandemic disrupted our global supply chain. Throughout 2022 and 2021, we experienced shipping bottlenecks and shortages of supply that resulted in our inability to fulfill certain customer orders within normal lead times. This adversely impacted our revenue and operating results for the years ended December 31, 2022 and 2021. We have also seen, in some cases, significant increases in shipping costs. While we have seen the effects begin to subside during 2023, we continue to work with our supply chain, contract manufacturers, logistics partners and customers to minimize the extent of such impacts and will continue to actively monitor supply chain developments. We cannot predict if or when such effects will recur or worsen, which in such a case, could prevent us from being able to fulfill our customers’ orders in a timely manner or at all, which could lead to one or more of our customers canceling their orders. We are not able to estimate the extent of these impacts nor predict whether our efforts to minimize or contain them would be successful.

Due to the above circumstances, our results of operations for the three months ended June 30, 2023 and 2022 are not necessarily indicative of the results to be expected in future years.

Results of Operations

The following tables set forth our consolidated results of operations in dollar amounts and as percentages of total revenue for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenue:
Product	$45,987	$59,141	$81,236	$111,686
Service	12,016	11,695	22,064	23,549
Total revenue	58,003	70,836	103,300	135,235
Cost of revenue(1):
Product	33,009	42,882	59,024	79,110
Service	1,178	1,319	2,305	2,811
Total cost of revenue	34,187	44,201	61,329	81,921
Gross profit	23,816	26,635	41,971	53,314
Operating expenses:
Research and development(1)	19,986	22,813	40,826	45,486
Selling, general and administrative(1)	20,985	21,970	45,442	44,299
Total operating expenses	40,971	44,783	86,268	89,785
Loss from operations	(17,155)	(18,148)	(44,297)	(36,471)
Other expense, net	(32,821)	(2,569)	(37,189)	(6,478)
Loss before provision for (benefit from) income taxes	(49,976)	(20,717)	(81,486)	(42,949)
Provision for (benefit from) income taxes	1,160	(4,020)	1,308	6,332
Net loss	$(51,136)	$(16,697)	$(82,794)	$(49,281)

(1) Includes stock-based compensation expense related to stock options; SARs; RSUs; and PSUs, granted to employees, directors and non-employee consultants as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of revenue	$11	$26	$37	$61
Research and development expense	552	694	1,252	1,289
Selling, general and administrative expense	1,245	2,159	4,641	4,157
Total stock-based compensation expense	$1,808	$2,879	$5,930	$5,507

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(as a percentage of total revenue)		(as a percentage of total revenue)
Revenue:
Product	79.3%	83.5%	78.6%	82.6%
Service	20.7	16.5	21.4	17.4
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	56.9	60.5	57.1	58.5
Service	2.0	1.9	2.2	2.1
Total cost of revenue	58.9	62.4	59.4	60.6
Gross profit	41.1	37.6	40.6	39.4
Operating expenses:
Research and development	34.5	32.2	39.5	33.6
Selling, general and administrative	36.2	31.0	44.0	32.8
Total operating expenses	70.6	63.2	83.5	66.4
Loss from operations	(29.6)	(25.6)	(42.9)	(27.0)
Other expense, net	(56.6)	(3.6)	(36.0)	(4.8)
Loss before provision for (benefit from) income taxes	(86.2)	(29.2)	(78.9)	(31.8)
Provision for (benefit from) income taxes	2.0	(5.7)	1.3	4.7
Net loss	(88.2)%	(23.6)%	(80.1)%	(36.4)%

Percentages in the table above are based on actual values. As a result, some totals may not sum due to rounding.

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

	Three Months Ended June 30,
	2023		2022		Change
	Amount	% of Total	Amount	% of Total	Amount	%
	(dollars in thousands)
Revenue:
Product	$45,987	79.3%	$59,141	83.5%	$(13,154)	(22.2)%
Service	12,016	20.7%	11,695	16.5%	321	2.7%
Total revenue	$58,003	100.0%	$70,836	100.0%	$(12,833)	(18.1)%
Revenue by geographic region:
North America	$27,118	46.8%	$32,037	45.2%	$(4,919)	(15.4)%
Europe, Middle East and Africa	5,520	9.5%	4,886	6.9%	634	13.0%
Asia-Pacific	18,921	32.6%	28,185	39.8%	(9,264)	(32.9)%
Latin America	6,444	11.1%	5,728	8.1%	716	12.5%
Total revenue	$58,003	100.0%	$70,836	100.0%	$(12,833)	(18.1)%

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
Product revenue:
Access devices	$26,984	$35,005	$(8,021)	(22.9)%
Cable	18,727	16,102	2,625	16.3%
Cloud	276	8,034	(7,758)	(96.6)%
Total product revenue	45,987	59,141	(13,154)	(22.2)%
Service revenue:
Access devices	1,233	1,869	(636)	(34.0)%
Cable	8,766	9,097	(331)	(3.6)%
Cloud	2,017	729	1,288	176.7%
Total service revenue	12,016	11,695	321	2.7%
Total revenue	$58,003	$70,836	$(12,833)	(18.1)%

Product revenue decreased during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 due to reduced demand and timing of orders from various Tier 1 customers, particularly in our access device and cloud markets. Cable revenue increased due to expanding deployments of our hardware and software license solutions.

Service revenue increased during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 due to increased delivery of professional services with a Tier 1 customer, partially offset by lower support services revenue that are highly correlated to declines in product revenues in access devices and cable.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$33,009	$42,882	$(9,873)	(23.0)%
Service	1,178	1,319	(141)	(10.7)%
Total cost of revenue	$34,187	$44,201	$(10,014)	(22.7)%

	Three Months Ended June 30,
	2023		2022		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin (bps)
	(dollars in thousands)
Gross profit:
Product	$12,978	28.2%	$16,259	27.5%	$(3,281)	70
Service	10,838	90.2%	10,376	88.7%	462	150
Total gross profit	$23,816	41.1%	$26,635	37.6%	$(2,819)	350

Cost of product and service revenue decreased in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 in direct relation to the decrease in related revenue.

Gross margin increased during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 due to favorable shifts in product revenue mix, increased professional service revenues, and reductions in direct labor costs.

Research and Development

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$19,986	$22,813	$(2,827)	(12.4)%
Percentage of revenue	34.5%	32.2%

The decrease in research and development expense in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily due to decreased personnel costs of $1.5 million, driven by decreased salaries, payroll taxes and benefits of $2.4 million due to a shift in headcount from the United States to China and an overall decrease in headcount and decreased bonus expense of $0.9 million, partially offset by an increase in severance costs related to the April 2023 reduction in force of $1.8 million. In addition, there was a decrease in purchases of research and development materials of $1.1 million and a decrease in depreciation of $0.3 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Selling, General and Administrative

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Selling, general and administrative	$20,985	$21,970	$(985)	(4.5)%
Percentage of revenue	36.2%	31.0%

The decrease in selling, general and administrative expense in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily due to decreased personnel costs of $1.6 million, driven by decreased salaries, payroll taxes and benefits of $1.3 million, decreased commissions of $0.9 million, decreased stock-based compensation of $0.9 million, partially offset by increased bonus expense of $1.3 million and increased severance expense related to the April 2023 reduction in force of $0.2 million. In addition, depreciation expense decreased by $0.3 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. These decreases were partially offset by increased legal and professional fees of $0.7 million during the three months ended June 30, 2023 and the addition of factoring costs of $0.2 million during the three months ended June 30, 2023.

Other Expense, Net

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Other expense, net	$(32,821)	$(2,569)	$(30,252)	1177.6%
Percentage of revenue	(56.6)%	(3.6)%

Other expense increased primarily due to a $29.0 million loss on debt extinguishment related to our debt refinancing on June 15, 2023. The increase was also due to an increase in interest expense of $2.2 million in the three months ended June 30, 2023 due to the increased interest rates applied to our outstanding debt. Interest income also increased $0.6 million due to increased interest rates during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$1,160	$(4,020)	$5,180	(128.9)%

The change in the provision for (benefit from) income taxes for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to the period over period changes in our valuation allowance against deferred tax assets and the impact of changes in our forecasted profitability and the jurisdictional mix of earnings.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

	Six Months Ended June 30,
	2023		2022		Change
	Amount	% of Total	Amount	% of Total	Amount	%
	(dollars in thousands)
Revenue:
Product	$81,236	78.6%	$111,686	82.6%	$(30,450)	(27.3)%
Service	22,064	21.4%	23,549	17.4%	(1,485)	(6.3)%
Total revenue	$103,300	100.0%	$135,235	100.0%	$(31,935)	(23.6)%
Revenue by geographic region:
North America	$48,128	46.5%	$61,331	45.4%	$(13,203)	(21.5)%
Europe, Middle East and Africa	11,428	11.1%	11,166	8.3%	262	2.3%
Asia-Pacific	35,487	34.4%	52,883	39.1%	(17,396)	(32.9)%
Latin America	8,257	8.0%	9,855	7.2%	(1,598)	(16.2)%
Total revenue	$103,300	100.0%	$135,235	100.0%	$(31,935)	(23.6)%

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Product revenue:
Access devices	$51,892	$66,753	$(14,861)	(22.3)%
Cable	25,645	35,875	(10,230)	(28.5)%
Cloud	3,699	9,058	(5,359)	(59.2)%
Total product revenue	81,236	111,686	(30,450)	(27.3)%
Service revenue:
Access devices	2,079	3,630	(1,551)	(42.7)%
Cable	17,182	17,953	(771)	(4.3)%
Cloud	2,803	1,966	837	42.6%
Total service revenue	22,064	23,549	(1,485)	(6.3)%
Total revenue	$103,300	$135,235	$(31,935)	(23.6)%

Product revenues decreased during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 due to reduced demand and timing of orders from various Tier 1 customers across all markets.

Service revenues decreased during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 due to reduced professional services revenue in the access devices market, and lower support services in the cable market, partially offset by an increase in professional services revenue from a Tier 1 customer in the cloud market.

Cost of Revenue and Gross Profit

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$59,024	$79,110	$(20,086)	(25.4)%
Service	2,305	2,811	(506)	(18.0)%
Total cost of revenue	$61,329	$81,921	$(20,592)	(25.1)%

	Six Months Ended June 30,
	2023		2022		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin (bps)
	(dollars in thousands)
Gross profit:
Product	$22,212	27.3%	$32,576	29.2%	$(10,364)	(190)
Service	19,759	89.6%	20,738	88.1%	(979)	150
Total gross profit	$41,971	40.6%	$53,314	39.4%	$(11,343)	120

Cost of revenue and gross profit decreased in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 in direct relation to decreases in the corresponding revenue. Gross margin increased primarily due to service gross margin resulting from lower labor costs, partially offset by decreased product gross margins due to the impact of unfavorable changes in product mix.

Cost of service revenue and service gross margin remained relatively consistent period over period.

Research and Development

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$40,826	$45,486	$(4,660)	(10.2)%
Percentage of revenue	39.5%	33.6%

The decrease in research and development expense in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily due to a $3.3 million decrease in personnel costs, driven by lower salaries and benefits of $3.4 million due to a shift in headcount from the United States to China and an overall decrease in headcount and decreased bonus expense of $1.7 million, partially offset by an increase in severance costs related to the April 2023 reduction in force of $1.8 million. In addition, there was a decrease in purchases of research and development materials of $0.7 million and a decrease in depreciation of $0.8 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Selling, General and Administrative

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Selling, general and administrative	$45,442	$44,299	$1,143	2.6%
Percentage of revenue	44.0%	32.8%

The increase in selling, general and administrative expense was primarily due to expenses incurred in connection with the retirement of the Company's co-founder and CEO, who, under the terms of a separation agreement, received certain termination benefits which resulted in total additional expense of $3.9 million during the six months ended June 30, 2023, consisting of cash and stock-based compensation expenses of $2.2 million and $1.7 million, respectively. In addition, there was an increase in professional services costs of $2.3 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 and $0.2 million in factoring expense during the six months ended June 30, 2023. These increases were offset by decreased bad debt expense of $0.6 million and decreased depreciation of $0.6 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Excluding the retirement expenses above, personnel costs decreased by $4.2 million in the period, caused by decreased salaries and benefits of $2.4 million as a result of lower headcount, decreased commissions of $2.1 million, decreased stock-based compensation of $1.2 million, partially offset by increased bonus expense of $1.3 million and severance costs of $0.2 million related to the April 2023 reduction in force.

Other Expense, Net

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Other expense, net	$(37,189)	$(6,478)	$(30,711)	474.1%
Percentage of revenue	(36.0)%	(4.8)%

Other expense increased during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to a $28.8 million loss on debt extinguishment related to our debt refinancing on June 15, 2023. The increase was also due to an increase in interest expense of $3.7 million in the six months ended June 30, 2023 due to the increased interest rates applied to our outstanding debt. Interest income also increased $1.5 million due to increased interest rates during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022

Provision for Income Taxes

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Provision for income taxes	$1,308	$6,332	$(5,024)	(79.3)%

The change in the provision for income taxes for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to the period over period changes in the Company's valuation allowance against deferred tax assets and the impact of changes in the Company's forecasted profitability and the jurisdictional mix of earnings.

Liquidity and Capital Resources

Our principal sources of liquidity have been and continue to be our cash and cash equivalents and cash flows from operations. The following tables set forth our cash and cash equivalents and working capital as of June 30, 2023 and December 31, 2022 and our cash flows for the six months ended June 30, 2023 and 2022:

	June 30, 2023	December 31, 2022
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$64,265	$126,312
Working capital	69,002	(32,133)

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Consolidated Cash Flow Data:
Net cash (used in) provided by operating activities	$(3,992)	$9,610
Net cash used in investing activities	(1,076)	(2,110)
Net cash (used in) provided by financing activities	(58,260)	35,303

As of June 30, 2023, we had cash, cash equivalents and restricted cash of $65.9 million and net accounts receivable of $47.4 million.

We previously disclosed circumstances that gave rise to substantial doubt about our ability to continue as a going concern. As of June 15, 2023, we believe those conditions were resolved as a result of our June 15, 2023 refinancing of the term loan under our December 20, 2016 credit facility. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth; the mix of revenues and impact on related gross margins; the timing and extent of spending on research and development efforts and other business initiatives; purchases of capital equipment to support our growth; the expansion of our sales and marketing activities; the expansion of our business through acquisitions or our investments in complementary products, technologies or businesses; the use of working capital to purchase additional inventory; the timing of new product introductions; and market acceptance of our products and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing.

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

During the six months ended June 30, 2023, cash used in operating activities was $4.0 million, primarily resulting from our net loss of $82.8 million, partially offset by net cash provided by changes in our operating assets and liabilities of $34.8 million and net non-cash adjustments of $44.0 million, including $28.8 million for loss on extinguishment of debt. Net cash provided by changes in our operating assets and liabilities during the six months ended June 30, 2023 was primarily due to a $27.2 million decrease in accounts receivable due to collections during the period; a $21.4 million increase in deferred revenue due to the timing of revenue recognition; a $2.9 million decrease in prepaid income taxes; and a $2.4 million increase in accrued expenses due to the timing of certain accrual payments. These sources of cash were partially offset by a $6.5 million decrease in accounts payable due to timing of vendor payments; a $5.3 million increase in inventory; a $3.4 million decrease in accrued income taxes; a $2.7 million increase in prepaid expenses; and a $1.1 million decrease in operating lease liability.

Investing Activities

Our investing activities have consisted primarily of expenditures for lab and computer equipment and software to support the development of new products. In addition, our investing activities included expansion of and improvements to our facilities. To the extent our business expands, we expect that we will continue to invest in these areas.

Net cash used in investing activities during the six months ended June 30, 2023 was $1.1 million, consisting of purchases of property and equipment.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2023 was $58.3 million, which was mainly due to debt principal repayments of $42.0 million, payments for deferred financing fees related to our loan refinancing of $13.3 million and employee taxes paid related to the net share settlement of equity awards of $3.0 million, primarily due to RSUs that vested during the six months ended June 30, 2023.

Credit Facilities

On December 20, 2016, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, various lenders and JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as joint lead arrangers and joint bookrunners, providing for:

•
the Original Term Loans under our December 20, 2026 credit facility of $300.0 million; and
•
a revolving credit facility of up to $25.0 million in revolving credit loans and letters of credit.

On June 15, 2023, the Borrower and the Lenders entered into various agreements to effectively exchange $218.8 million of the Original Term Loans for loans of an equal principal amount, or the Superpriority Term Loans, under the Superpriority Credit Agreement, dated June 15, 2023, with JPMorgan Chase Bank, N.A., as administrative agent, Delaware Trust Company, as collateral agent, and the lenders party thereto, or Superpriority Credit Agreement, whereby the maturity date would be extended to December 20, 2027 in exchange for the Company paying down $40,000 of its exchanged Original Term Loans (as part of an early principal repayment), providing certain penny warrants, or the Warrants, to the lenders and paying certain in-kind fees, amongst other changes, which we collectively refer to as the Exchange.

As of June 30, 2023 and December 31, 2022, we had borrowings of $192.7 million and $226.0 million, respectively, outstanding under the Original Term Loans and Superpriority Term Loans. On December 20, 2021, the revolving credit facility matured.

The Exchange was deemed to be an exchange of debt with substantially different terms under ASC Subtopic 470-50, “Modifications and Extinguishments,” and we recorded a loss on extinguishment of debt of approximately $29.0 million in the condensed consolidated statement of operations for the three months ended June 30, 2023. In applying extinguishment accounting, we recorded the Superpriority Term Loans at fair value. Therefore, the current carrying value of the loans approximates fair value as of June 30, 2023.

The Superpriority Term Loans bear interest at the Adjusted Term SOFR Rate (as defined in the Superpriority Credit Agreement) (subject to a 2.00% per annum floor) or Base Rate (as defined in the Superpriority Credit Agreement), as applicable, plus (x) in the case of SOFR Rate Loans (as defined in the Superpriority Credit Agreement), 6.50% per annum or (y) in the case of Base Rate Loans (as defined in the Superpriority Credit Agreement), 5.50% per annum, provided that, the foregoing interest rate margin in respect of both SOFR Rate Loans and Base Rate Loans shall be increased (i) by 0.50% per annum on July 1, 2024 and (ii) by 1.00% per annum on and after January 1, 2025 (for a total increase of 1.50% per annum), if, in each case, the outstanding amount of Superpriority Term Loans on such date is in excess of $125,000 (with continuing effect from such date regardless of the outstanding amount of Superpriority Term Loans at any time after such date of determination); and any time after June 30, 2025, with respect to Superpriority Term Loans (x) in the case of SOFR Rate Loans, 13.00% per annum or (y) in the case of Base Rate Loans, 12.00% per annum. The effective interest rate of the Superpriority Term Loans is approximately 22%. As of June 30, 2023, the interest rate on the Superpriority Term Loans was 12.22% per annum.

The Superpriority Term Loans are prepayable at par between the closing of the Superpriority Credit Agreement through December 31, 2023; thereafter, the Superpriority Term Loans are prepayable at any time and from time to time, subject to an exit fee increasing over time ranging from 3.0% to 20.0% through maturity. In the event the Superpriority Term Loans are accelerated prior to their maturity following any event of default, the maximum exit fee will be payable in connection therewith.

The Superpriority Term Loans are expected to mature on December 20, 2027 (subject to a springing maturity on December 20, 2025 if, unless otherwise waived by holders collectively owning or controlling at least 75% of the Superpriority Term Loans on the date of determination, (x)(1) the Total Net First Lien Leverage Ratio (as defined in the Superpriority Credit Agreement) is greater than 1.00:1.00, or (2) the Total Net Leverage Ratio (as defined in the Superpriority Credit Agreement) is greater than 1.50:1.00, in each case, as of September 30, 2025 or (y) a Default (as defined in the Superpriority Credit Agreement) or Event of Default (as defined in the Superpriority Credit Agreement) has occurred and is continuing under the Superpriority Credit Agreement as of December 20, 2025), unless earlier repaid or accelerated. The Superpriority Term Loans will amortize in equal quarterly installments in the aggregate annual amount equal to 1.0% of the principal amount of the

Superpriority Term Loans outstanding on the date of the Term Loan Exchange (after giving effect to the closing date prepayment).

The Superpriority Term Loans are subject to mandatory prepayments, including 75% of excess cash flow, certain non-ordinary course asset dispositions, the issuance of certain equity interests by us and the incurrence of certain indebtedness by us and our subsidiaries. Such prepayments shall be subject to the exit fee described above (to the extent otherwise then applicable). The Superpriority Credit Agreement contains customary representations and warranties, conditions, affirmative and negative covenants, liquidity-based financial covenants, events of default and indemnification obligations. As of June 30, 2023, we were in compliance with the terms of the Superpriority Credit Agreement.

As a result of the Exchange, $5.0 million principal remains under the Original Term Loans. As a result of the Exchange, the Company, certain lenders party to the Original Credit Agreement and JPMorgan Chase Bank, N.A., as agent, entered into Amendment No. 1 which, among other things, permitted the transaction contemplated by the Exchange and eliminated all mandatory prepayments (other than at maturity) and representations and warranties and most affirmative and negative covenants and events of default previously applicable to the Original Term Loans. The interest rates applicable to the Original Term Loans remain unchanged. Borrowings under the Original Term Loans bear interest at a floating rate, which can be either a synthetic Eurodollar rate plus an applicable margin or, at our option, a base rate (defined as the highest of (x) the JPMorgan Chase Bank, N.A. prime rate, (y) the federal funds effective rate, plus one-half percent (0.50%) per annum and (z) a one-month Eurodollar rate plus 1.00% per annum) plus an applicable margin. The applicable margin for borrowings under the Original Term Loans is 4.00% per annum for Eurodollar rate loans (subject to a 1.00% per annum interest rate floor) and 3.00% per annum for base rate loans. The interest rates payable under the Original Term Loans are subject to an increase of 2.00% per annum during the continuance of any payment default.

For Eurodollar rate loans, we may select interest periods of one, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. We have the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at our option, subject, in the case of Eurodollar rate loans, to breakage costs if the conversion is effected prior to the end of the applicable interest period. As of June 30, 2023, the interest rate on the Original Term Loans was 9.65% per annum, which was based on a one-month Eurodollar rate of 5.65% per annum plus the applicable margin of 4.0% per annum for Eurodollar rate loans. As of December 31, 2022, the interest rate on the Original Term Loans was 8.38% per annum, which was based on a one-month Eurodollar rate of 4.38% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans.

Voluntary prepayments of principal amounts outstanding under the Original Term Loans are permitted at any time; however, if a prepayment of principal is made with respect to a Eurodollar loan on a date other than the last day of the applicable interest period, we are required to compensate the lenders for any funding losses and expenses incurred as a result of the prepayment.

The Original Term Loans is secured by, among other things, a second priority security interest, subject to permitted liens, in substantially all of the Company’s assets and a pledge of certain of the stock of certain of our subsidiaries, in each case subject to specified exceptions. As of June 30, 2023 and December 31, 2022, we were in compliance with the terms of the Original Term Loans.

Restructuring

During the three months ended June 30, 2023, we reduced our current workforce by 134 employees, representing approximately 13% of our total workforce. We incurred total one-time cash charges of approximately $2.1 million in connection with the reduction in force, primarily consisting of severance payments and other employee-related costs. The reduction in workforce is substantially complete as of June 30, 2023.

Together with certain other actions undertaken by management, the expected net reduction in operating expenses for the remainder of 2023 is approximately $5.1 million.

Tax Cuts and Jobs Act

Of our total cash and cash equivalents of $64.3 million as of June 30, 2023, $33.6 million was held by our foreign subsidiaries. The Tax Cuts and Jobs Act of 2017, or TCJA, established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. As of June 30, 2023, we had $13.9 million of undistributed earnings in China that are not indefinitely reinvested. The remaining unremitted earnings of our foreign subsidiaries are either indefinitely reinvested or could be remitted with an immaterial tax cost.

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

Stock Repurchase Program

On February 21, 2019, we announced a stock repurchase program under which we were authorized to repurchase up to $75.0 million of our common stock. During the six months ended June 30, 2023, we did not repurchase any shares. During the six months ended June 30, 2022, we repurchased approximately 0.2 million shares for a total cost of approximately $1.2 million. As of June 30, 2023, approximately $60.2 million remained authorized for repurchases of our common stock under the stock repurchase program. However, based on our net leverage ratio at June 30, 2023, as described in Note 10 of the above notes to our condensed consolidated financial statements, our ability to repurchase shares is currently restricted. The stock repurchase program has no expiration date and does not require us to purchase a minimum number of shares, and we may suspend, modify or discontinue the stock repurchase program at any time without prior notice.

Contractual Obligations, Commitments and Contingencies

Our material contractual obligations include our term loan, operating leases and purchase agreements with our contract manufacturers and suppliers. Other than the refinancing of our term loan, as discussed above, there have been no material changes to our contractual obligations, commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

Immediately following the identification of the material weaknesses described above, and with the oversight of the audit committee of our board of directors, we commenced a process to remediate the underlying causes of these material weaknesses, enhance the control environment and strengthen our internal control over financial reporting. We are committed and are taking steps necessary to remediate the control deficiencies that caused the above material weaknesses by implementing changes to our internal control over financial reporting. We have begun the process to remediate the material weakness and will continue our efforts through fiscal 2023. Our plans for remediation include the following:

•
We have added and will continue the process of adding a sufficient number of qualified personnel within our accounting function to establish the appropriate level of resources to ensure successful remediation, and thereafter, ongoing maintenance of adequate internal controls over financial reporting. We have recently hired a new Director of Revenue and an additional IT resource, we have engaged accounting advisory consultants to provide additional oversight and expertise to enhance our period end close, technical accounting, and financial reporting capabilities, and we will continue to utilize such additional resources as necessary;
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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or the 2022 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. As a supplement to the risk factors identified in the 2022 10-K, below we have updated several others for recent changes in our business. Other than as provided below, there have been no material changes from the risk factors previously disclosed in the 2022 10-K.

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

On March 14, 2023, Jerry Guo announced his retirement from his positions as president and chief executive officer, and our board of directors appointed Edward Durkin, our chief financial officer, as interim chief executive officer. On July 12, 2023, the Company announced the appointment of Michael Glickman as our new president and chief executive officer, effective August 1, 2023. Leadership transitions can be inherently difficult to manage, and an inadequate transition to a new chief executive officer may cause disruption, adversely affecting our financial performance and ability to meet operational goals and strategic plans. Management turnover also inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. If we are unable to attract and retain qualified management personnel, our business could suffer.

We do not maintain “key person” life insurance on our officers, directors or key employees.

The issuance and sale of common stock upon exercise of warrants may cause substantial dilution to existing shareholders and may also depress the market price of our common stock. Warrants to purchase shares of our common stock have cashless exercise rights.

On June 15, 2023, we issued warrants (or rights to obtain warrants) to certain of our lenders representing up to 19.99% of the total number of shares of our common stock outstanding as of that date, or 19,373 shares of common stock in the aggregate. As of June 30, 2023, certain of our lenders hold warrants (or the rights to obtain warrants) that are currently vested for an aggregate of 9,691 shares of our common, with an exercise price of $0.01 per share. Warrants representing an additional 4,846 shares of our common stock will vest and become exercisable on January 1, 2024, and warrants representing an additional 4,836 shares of our common stock will vest and become exercisable on January 1, 2025, provided certain of our debt remains outstanding as of each such date. If the holders of the warrants choose to exercise the warrants, it may cause significant dilution to the then holders of our common stock. If exercises of the warrants and sales of such shares issuable upon exercise thereof take place, the price of our common stock may decline.

We have outstanding debt that could limit our ability to make expenditures and investments in the conduct of our business and adversely impact our ability to obtain future financing.

As of June 30, 2023, we had $192.7 million of outstanding borrowings under our credit facilities, $5.0 million of which matures on December 20, 2023 and the remainder of which matures on December 20, 2027 (subject, under certain circumstances, to an earlier springing maturity of December 20, 2025). We may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due in respect of our indebtedness. We may be required to dedicate significant cash flows from operations to make such payments, which could limit our ability to make other expenditures and investments in the conduct of our business. Our indebtedness may also reduce our flexibility in planning for or reacting to changes in our business and market conditions. Our indebtedness also exposes us to interest rate risk, since our debt obligations generally bear interest at variable rates. In addition, we may incur additional indebtedness in the future to meet future financing needs. If we add new debt, the risks described above could increase.

In addition, primarily as a result of the completion of the refinancing of our outstanding debt on June 15, 2023, our cash available for operations has decreased from $126.3 million to $64.3 million at December 31, 2022 and June 30, 2023, respectively. While management presently expects such available cash on hand to be sufficient to fund its operations and meet its debt service requirements, the reduced level of available cash could impede the company’s ability to manage its cash flows and sustain operations in the event of any significant unforeseeable negative trends or events, such as significant delays in customer payments or other unexpected negative cash flow developments.

Our superpriority credit facility contains restrictive covenants that may limit our operating flexibility.

Our superpriority credit facility contains certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event we incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, change business locations, make certain investments, make any payments on our equity interests or any subordinated debt, transfer or dispose of assets, amend certain material agreements, and enter into various specified transactions. We, therefore, may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders or prepay the outstanding amount under our superpriority credit facility.

Furthermore, our future working capital, borrowings or equity financing could be unavailable to repay or refinance the amounts outstanding under the credit facilities. In the event of a liquidation, our secured lenders would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our common stock would receive a portion of any liquidation proceeds only if all of our creditors, including our lenders, were first repaid in full.

Our superpriority credit facility contains liquidity covenants that may limit our operating flexibility and with which the failure to comply could materially adversely affect our business, financial condition, results of operations and prospects.

Our superpriority credit facility contains a liquidity covenant that is tested on a monthly basis and is further tested on November 15, 2023 and December 10, 2023. The amount of liquidity to be maintained increases monthly. The failure to comply with such covenant results in an event of default under the superpriority credit facility and, as a result, affords the lenders thereunder the right to declare the superpriority term loans thereunder immediately due and payable. The liquidity covenant may impede our ability to grow our business or respond to competitive pressures.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On December 14, 2017, the SEC declared our registration statement on Form S-1 (File No. 333-221658) for our initial public offering, or IPO, effective. The net offering proceeds to us from the IPO, after deducting underwriting discounts of $6.3 million and offering expenses payable by us totaling $4.1 million, were approximately $79.3 million. No offering discounts, commissions or expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on December 15, 2017 pursuant to Rule 424(b)(4). As of June 30, 2023, we had used approximately $13.4 million of the net offering proceeds for general corporate purposes, including working capital, operating expenses, satisfying accounts payable, and capital expenditures, and we have invested the balance of the proceeds into an investment portfolio with the primary objective of preserving principal and providing liquidity without significantly increasing risk.

Stock Repurchase Program

The following table sets forth information with respect to repurchases of shares of our common stock during the three-month period ended June 30, 2023:

Casa Systems, Inc. Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)		(In thousands)	(In thousands)
April 1 - April 30,2023	—	$—	—	$60,234
May 1 - May 31, 2023	—	$—	—	$60,234
June 1 - June 30,2023	—	$—	—	$60,234

(1)
On February 21, 2019, we announced that our board of directors authorized the repurchase of up to $75.0 million of our common stock under a stock repurchase program. From inception through June 30, 2023, we repurchased approximately 3.6 million shares under the program. The stock repurchase program has no expiration date and does not require us to purchase a minimum number of shares. We may suspend, modify or discontinue the stock repurchase program at any time without prior notice. However, based on our net leverage ratio at June 30, 2023, our ability to repurchase shares is currently restricted.

Warrant Issuances

On June 15, 2023, in connection with the Superpriority Credit Agreement and the Exchange, we entered into a Warrant Agreement with American Stock Transfer & Trust Company, LLC, as warrant agent. Subject to the terms and conditions set forth therein, the Lenders (or their affiliates or designees) received (or have the right to receive) warrants (the “Warrants”) exercisable for an aggregate of 19,373 shares of our common stock when vested, with an exercise price of $0.01 per share of common stock. The Warrants were issued to the Lenders on a pro rata basis in accordance with the amount of the Superpriority Term Loans held by such Lender. The shares underlying the Warrants vest in three tranches: the first tranche, which represents the right to purchase an aggregate of up to 9,691 shares of our common stock, was immediately exercisable upon issuance of the Warrants; the second tranche, representing the right to purchase up to 4,846 shares of our common stock, vests on January 1, 2024, provided that the Superpriority Term Loans remain outstanding as of such date; and the third tranche, representing the right to purchase up to 4,836 shares of our common stock, vests on January 1, 2025, provided the Superpriority Term Loans remain outstanding as of such date. In the aggregate, the Warrants are exercisable for up to 19,373 shares of our common stock, which represents up to 19.99% of the shares of our common stock that were issued and outstanding as of the date the Warrants were issued. The Warrants will expire on June 15, 2033. We will receive proceeds from any cash exercise of the Warrants, however, the Warrants provide for exercise on a “cashless basis” that, if elected by the selling stockholders, will reduce the number of shares of common stock issued upon exercise of the warrants in lieu of cash payment.

The foregoing summary of the Warrant Agreement is qualified in its entirety by reference to the full text of the Warrant Agreement, which is referenced hereto as Exhibit 10.6 and is incorporated herein by reference

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38324) filed on December 19, 2017)

3.2	By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38324) filed on December 19, 2017)

10.1	Transaction Support Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-38324) filed on May 9, 2023)

10.2	Restricted Stock Unit Agreement by and between the Company and Edward Durkin, dated as of May 12, 2023

10.3†	Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38324) filed on June 21, 2023)

10.4	First Amendment to Original Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38324) filed on June 21, 2023)

10.5†	Superpriority Credit Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-38324) filed on June 21, 2023)

10.6	Warrant Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-38324) filed on June 21, 2023)

10.7†	Registration Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-38324) filed on June 21, 2023)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Furnished herewith.

† Certain identified information has been omitted from this exhibit because it is both not material and is the type that the registrant treats as private or confidential, in compliance with Regulation S-K Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASA SYSTEMS, INC.
Date: August 8, 2023		/s/ Michael Glickman
Michael Glickman
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Edward Durkin
Edward Durkin
Chief Financial Officer (Principal Financial Officer)