Form 10-Q
period 2023-09-30
Casa Systems Inc
filed 2023-11-08
CIK 1333835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023, the registrant had 99,108,998 shares of common stock, $0.001 par value per share, outstanding.

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
•
we have been notified by The Nasdaq Stock Market LLC, or Nasdaq, of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our common stock could be delisted from Nasdaq, which would have an adverse impact on the trading, liquidity, and market price of our common stock;
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
•
our ability to comply with all covenants, agreements and conditions under our credit facility, including, without limitation, our monthly minimum liquidity covenant;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$47,925	$126,312
Accounts receivable, net of provision for doubtful accounts of $152 and $636 as of September 30, 2023 and December 31, 2022, respectively(1)	37,360	74,484
Inventory	77,206	81,795
Prepaid expenses and other current assets	4,171	2,836
Prepaid income taxes	3,022	6,352
Total current assets	169,684	291,779
Property and equipment, net	6,427	19,518
Right-of-use assets	3,674	5,199
Goodwill	50,177	50,177
Intangible assets, net	21,316	25,759
Noncurrent assets held for sale	6,146	—
Other assets	5,092	5,862
Total assets	$262,516	$398,294
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$21,891	$29,283
Accrued expenses and other current liabilities	30,629	31,825
Warrant liability	11,218	—
Accrued income taxes	1,011	4,298
Deferred revenue(2)	41,859	31,305
Lease liability	1,446	2,040
Current portion of long-term debt, net of unamortized debt issuance costs	6,378	225,161
Total current liabilities	114,432	323,912
Accrued income taxes, net of current portion	6,509	6,640
Deferred tax liabilities	1,488	1,490
Deferred revenue, net of current portion	4,361	5,529
Long-term debt, net of current portion and unamortized debt issuance costs	175,104	—
Warrant liability, net of current portion	4,118	—
Lease liability, net of current portion	2,416	3,416
Other liabilities, net of current portion	7,513	7,906
Total liabilities	315,941	348,893
Commitments and contingencies (Note 18)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 500,000 shares authorized; 102,321 and 98,262 shares issued as of September 30, 2023 and December 31, 2022, respectively; 98,724 and 94,665 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	102	98
Treasury stock, at cost; 3,597 shares as of September 30, 2023 and December 31, 2022	(14,837)	(14,837)
Additional paid-in capital	251,140	244,675
Accumulated other comprehensive loss	(3,188)	(2,305)
Accumulated deficit	(286,642)	(178,230)
Total stockholders’ (deficit) equity	(53,425)	49,401
Total liabilities and stockholders’ (deficit) equity	$262,516	$398,294

(1) Includes accounts receivable due from a related party of $1,289 and $6,044 at September 30, 2023 and December 31, 2022, respectively (see Note 16)

(2) Includes deferred revenue associated with a related party of $27,200 and $18,094 at September 30, 2023 and December 31, 2022, respectively (see Note 16)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Product	$49,736	$55,435	$130,972	$167,121
Service	12,353	11,464	34,417	35,013
Total revenue(1)	62,089	66,899	165,389	202,134
Cost of revenue:
Product	35,131	38,421	94,155	117,531
Service	1,067	1,195	3,372	4,006
Warranty settlement provision	—	12,907	—	12,907
Total cost of revenue	36,198	52,523	97,527	134,444
Gross profit	25,891	14,376	67,862	67,690
Operating expenses:
Research and development	17,121	22,059	57,947	67,545
Selling, general and administrative	27,174	22,442	72,616	66,741
Total operating expenses	44,295	44,501	130,563	134,286
Loss from operations	(18,404)	(30,125)	(62,701)	(66,596)
Other income (expense):
Interest income	612	810	2,431	1,118
Interest expense	(10,712)	(4,762)	(21,896)	(12,270)
Loss on extinguishment of debt(2)	—	—	(28,822)	—
Revaluation of warrant liability	3,795	—	3,795	—
(Loss) gain on foreign currency, net	(160)	1,546	228	2,089
Other income, net	47	106	657	285
Total other expense, net	(6,418)	(2,300)	(43,607)	(8,778)
Loss before provision for (benefit from) income taxes	(24,822)	(32,425)	(106,308)	(75,374)
Provision for (benefit from) income taxes	796	(1,261)	2,104	5,071
Net loss	(25,618)	(31,164)	(108,412)	(80,445)
Other comprehensive loss —foreign currency translation adjustment, net of tax	(251)	(2,737)	(883)	(4,683)
Comprehensive loss	$(25,869)	$(33,901)	$(109,295)	$(85,128)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.26)	$(0.33)	$(1.12)	$(0.89)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	97,488	94,512	96,705	90,569

(1) Includes revenue of $16,037 and $23,321 during the three and nine months ended September 30, 2023 and $3,041 and $13,591 during the three and nine months ended September 30, 2022, during which a related party relationship existed (see Note 16)

(2) Loss related to Term Loan B refinancing and issuance of warrants during the nine months ended September 30, 2023 (see Note 10)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at June 30, 2023	100,610	$101	3,597	$(14,837)	$247,609	$(2,937)	$(261,024)	$(31,088)
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	419	—	—	—	(215)	—	—	(215)
Common stock issued for exercise of warrants	1,292	1	—	—	1,173	—	—	1,174
Foreign currency translation adjustment	—	—	—	—	—	(251)	—	(251)
Stock-based compensation	—	—	—	—	2,573	—	—	2,573
Net loss	—	—	—	—	—	—	(25,618)	(25,618)
Balances at September 30, 2023	102,321	$102	3,597	$(14,837)	$251,140	$(3,188)	$(286,642)	$(53,425)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at January 1, 2023	98,262	$98	3,597	$(14,837)	$244,675	$(2,305)	$(178,230)	$49,401
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	2,767	3	—	—	(3,210)	—	—	(3,207)
Common stock issued for exercise of warrants	1,292	1	—	—	1,173	—	—	1,174
Foreign currency translation adjustment	—	—	—	—	—	(883)	—	(883)
Stock-based compensation	—	—	—	—	8,502	—	—	8,502
Net loss	—	—	—	—	—	—	(108,412)	(108,412)
Balances at September 30, 2023	102,321	$102	3,597	$(14,837)	$251,140	$(3,188)	$(286,642)	$(53,425)

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY (continued)

(in thousands)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2022	98,009	$98	3,597	$(14,837)	$237,306	$(1,068)	$(148,337)	$73,162
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	203	—	—	—	(398)	—	—	(398)
Foreign currency translation adjustment	—	—	—	—	—	(2,737)	30	(2,707)
Stock-based compensation	—	—	—	—	3,671	—	—	3,671
Net loss	—	—	—	—	—	—	(31,164)	(31,164)
Balances at September 30, 2022	98,212	$98	3,597	$(14,837)	$240,579	$(3,805)	$(179,471)	$42,564

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 1, 2022	87,815	$88	3,393	$(13,645)	$193,654	$878	$(99,056)	$81,919
Exercise of stock options and common stock issued upon vesting of equity awards, net of shares withheld for employee taxes	1,074	1	—	—	(1,773)	—	—	(1,772)
Foreign currency translation adjustment	—	—	—	—	—	(4,683)	30	(4,653)
Repurchase of treasury shares	—	—	204	(1,192)	—	—	—	(1,192)
Sale of common stock, net of issuance costs	9,323	9	—	—	39,361	—	—	39,370
Stock-based compensation	—	—	—	—	9,337	—	—	9,337
Net loss	—	—	—	—	—	—	(80,445)	(80,445)
Balances at September 30, 2022	98,212	$98	3,597	$(14,837)	$240,579	$(3,805)	$(179,471)	$42,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CASA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(108,412)	$(80,445)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on assets held for sale	4,718	—
Revaluation of warrant liability	(3,795)	—
Amortization of debt discount recorded to interest expense	5,905	805
Depreciation and amortization	8,496	10,336
Stock-based compensation	8,502	9,178
Deferred income taxes	(2)	(2,435)
Change in provision for doubtful accounts	(484)	178
Change in provision for excess and obsolete inventory	10,792	5,934
Gain on disposal of assets	46	7
Non-cash operating lease expense	1,682	1,751
Loss on extinguishment of debt	28,822	—
Changes in operating assets and liabilities:
Accounts receivable	36,972	35,573
Inventory	(6,267)	(3,454)
Prepaid expenses and other assets	(1,967)	1,833
Prepaid income taxes	3,314	21,013
Accounts payable	(7,417)	(14,373)
Accrued expenses and other current liabilities	(3,931)	7,302
Operating lease liabilities	(1,564)	(1,583)
Accrued income taxes	(3,414)	2,053
Deferred revenue	9,407	17,990
Net cash (used in) provided by operating activities	(18,597)	11,663
Investing activities:
Purchases of property and equipment	(1,827)	(2,611)
Purchases of software licenses	(92)	(714)
Net cash used in investing activities	(1,919)	(3,325)
Financing activities:
Principal repayments of debt	(42,474)	(2,250)
Payment for debt issuance costs	(13,361)	—
Proceeds from exercise of stock options	2	304
Employee taxes paid related to net share settlement of equity awards	(3,210)	(2,074)
Proceeds from sale of common stock, net of issuance costs	—	39,370
Payments of dividends and equitable adjustments	—	(1)
Repurchases of common stock	—	(1,192)
Net cash (used in) provided by financing activities	(59,043)	34,157
Effect of exchange rate changes on cash and cash equivalents	(216)	(3,697)
Net (decrease) increase in cash, cash equivalents and restricted cash	(79,775)	38,798
Cash, cash equivalents and restricted cash at beginning of period	129,425	157,804
Cash, cash equivalents and restricted cash at end of period (1)	$49,650	$196,602
Supplemental disclosures of cash flow information:
Cash paid for interest	$15,084	$11,419
Cash paid for income taxes	$5,098	$7,845
Supplemental disclosures of non-cash operating, investing and financing activities:
Purchases of property and equipment included in accounts payable	$126	$313

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(Unaudited)

1. Nature of Business and Basis of Presentation

Casa Systems, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on February 28, 2003. The Company is a global communications technology company headquartered in Andover, Massachusetts and has wholly- owned subsidiaries in Australia, Canada, China, France, Germany, Hong Kong, Ireland, the Netherlands, Spain, the United Kingdom, the United States and New Zealand.

The Company offers physical, virtual and cloud-native 4G and 5G infrastructure and customer premise networking equipment solutions to help communications service providers ("CSPs"), transform and expand their public and private high-speed data and multi-service communications networks so they can meet the growing demand for bandwidth and new services. Through the development of cloud, access devices and cable products, the Company’s core and edge convergence technology enables CSPs and enterprises to cost-effectively and dynamically increase network speed, add bandwidth capacity and new services, reduce network complexity and reduce operating and capital expenditures regardless of access technology. As technology has changed, the Company is now viewing offerings across three major product lines, cloud, access devices (which includes the Company's 4G/5G cell radio products) and cable, as opposed to its historical view of cable, wireless and fixed telco. The Company's revenue disclosures have been updated accordingly.

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

Prior to December 31, 2022, the Company was an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act provided that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company elected not to “opt out” of such extended transition period, which means that when a standard was issued or revised and it had different application dates for public or private companies, the Company was required to adopt the new or revised standard at or prior to the time private companies were required to adopt the new or revised standard. As of December 31, 2022, the Company no longer qualified as an emerging growth company and is now required to adopt new or revised standards at the same time as other public companies.

The accompanying condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022, and the condensed consolidated statements of stockholders’ (deficit) equity for the three and nine months ended September 30, 2023 and 2022 are unaudited. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2023 and 2022 are also unaudited. The accompanying condensed consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2022, which was included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2023 (the “Annual Report on Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K. There have been no changes to the Company’s accounting policies from those disclosed in the Annual Report on Form 10-K that would have a material impact on the Company’s condensed consolidated financial statements.

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

Going Concern

In accordance with the accounting guidance related to the presentation of financial statements, when preparing financial statements for each annual and interim reporting period, management evaluates whether there are conditions or events that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In making its assessment, management considered the Company’s current financial condition and liquidity sources including current funds available, forecasted future cash flows, conditional and unconditional obligations due over the next twelve months as well as other factors including the provisions of the Company’s senior secured debt facility, and the temporary difficult market and customer demand dynamics for the Company’s Cable and Access Device products now being experienced.

As described further in Note 10, Debt, the Company has debt outstanding that is expected to mature on December 20, 2027, unless earlier repaid or accelerated (the “Superpriority Credit Facility”). The Superpriority Credit Facility contains a liquidity covenant that is tested on a monthly basis, and is further tested on November 15, 2023 and December 10, 2023. The amount of liquidity to be maintained for the monthly minimum liquidity covenant increases monthly starting in Q1 2024. Failure to comply with such covenant would result in a non-monetary event of default under the Superpriority Credit Facility and, as a result, would contractually afford the lenders thereunder the right to declare the Superpriority Term Loans immediately due and payable.

The Company was in compliance with monthly minimum liquidity covenant at September 30, 2023 and October 31, 2023, and as of the date of filing of this Form 10-Q. The Company is also taking actions to try to ensure future compliance including (i) acceleration of collections of receivables, (ii) deferral of expenditures, (iii) cost reductions to align the Company’s cost structure with current revenue levels, (iv) sales of excess inventory and (v) sales of non-core assets, among other actions. The Company believes these actions will produce positive results and improve the Company’s liquidity position. However, due to the inherent uncertainty regarding the Company's ability to meet the liquidity covenant over the next twelve months from the filing of this Quarterly Report on Form 10-Q, management concluded that substantial doubt exists with respect to the Company's ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

The COVID-19 pandemic disrupted the Company's global supply chain. Throughout 2022 and 2021, the Company experienced shipping bottlenecks and shortages of supply that resulted in its inability to fulfill certain customer orders within normal lead times. This adversely impacted the Company's revenue and operating results for the years ended December 31, 2022 and 2021. The Company also experienced, in some cases, significant increases in shipping costs. While the impact to the Company has partially subsided during 2023, the Company continues to work with its supply chain, contract manufacturers, logistics partners and customers to minimize the extent of such impacts and will continue to actively monitor supply chain developments. The Company cannot predict if or when such effects will recur or worsen, and in such a case, could prevent the Company from being able to fulfill its customers' orders in a timely manner or at all, which could lead to one or more of its customers canceling their orders. The Company would be neither able to estimate the extent of these impacts nor predict whether its efforts to minimize or contain them will be successful.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all highly liquid investments maturing within three months from the date of purchase. As of September 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents consisted of savings accounts and investments in money market mutual funds.

Restricted cash as of September 30, 2023 consisted of cash of $1,000 pledged as collateral for a stand-by letter of credit required to support a contractual obligation and cash of $725 pledged as collateral in connection with two letters of credit to support contractual obligations, as further discussed in Note 17, Leases. As of December 31, 2022, restricted cash consisted of a certificate of deposit of $1,013, pledged as collateral for a stand-by letter of credit required to support a contractual obligation, as well as cash of $2,100, pledged as collateral in connection with two letters of credit to support contractual obligations, as further discussed in Note 17, Leases.

The following table is a reconciliation of cash, cash equivalents and restricted cash included in the accompanying condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash included in the accompanying condensed consolidated statements of cash flows:

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$47,925	$193,494
Restricted cash included in other assets	1,725	3,108
	$49,650	$196,602

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

Accounts receivable as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Current portion of accounts receivable, net:
Accounts receivable, net	$37,360	$74,407
Accounts receivable, extended payment terms	—	77
	$37,360	$74,484

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

As of September 30, 2023 and December 31, 2022, the Company concluded that all amounts due under extended payment terms were collectible and recorded no reserve for credit losses. During the nine months ended September 30, 2023 and 2022, the Company did not provide a reserve for credit losses and did not write off any uncollectible receivables due under extended payment terms.

The Company has entered into customer-sponsored programs administered by unrelated financial institutions that allow for the sales (factor) of certain accounts receivable at discounted rates to the financial institutions, without recourse. Transactions under this agreement were accounted for as a sale of accounts receivable and the related accounts receivable were removed from the Company's condensed consolidated balance sheet at the time of the sales transaction. Under this agreement, the Company sold $10,427 and $31,200 of accounts receivables during the three and nine months ended September 30, 2023, respectively. Selling, general and administrative expenses include factoring costs associated with this program of $170 and $368 during the three and nine months ended September 30, 2023, respectively.

Concentration of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash and cash equivalents consist of demand deposits, savings accounts and money market mutual funds, and certificates of deposit with financial institutions, which may exceed Federal Deposit Insurance Corporation limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Significant customers are those that represent 10% or more of revenue or accounts receivable and are set forth in the following tables:

	Revenue		Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Customer A	26%	*	14%	*
Customer B	16%	17%	10%	13%

	Accounts Receivable, Net
	As of	As of
	September 30, 2023	December 31, 2022
Customer B	10%	*
Customer C	15%	*
Customer D	*	12%
Customer E	*	11%

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

Warrant Liability

On June 15, 2023, in connection with the Superpriority Term Loans, as discussed in Note 10, Debt, the Company issued certain penny warrants (the “Warrants”), approximately half of which were immediately vested. The Company’s liability for the Warrants is based on a valuation model utilizing observable inputs from active markets, as further described in Note 7, Fair Value Measurements. The fair value of the warrant liability is classified within Level 3 of the fair value hierarchy as it is based on significant inputs not observable in the market. The Company establishes the fair value for the Warrants using a Monte Carlo simulation model. Due to the variable number of shares for which the Warrants were exercisable, they failed to qualify for equity classification under the indexation guidance in Accounting Standards Codification 815 ("ASC 815"). Therefore, the Warrants are classified as liabilities at fair value on the condensed consolidated balance sheet. Each reporting period, the Warrants are recorded at fair value, with changes in fair value recognized in the Company’s consolidated statement of operations within revaluation of warrant liability.

Embedded Derivatives

In connection with the Superpriority Credit Agreement, as discussed in Note 10, Debt, the Company identified certain embedded features requiring bifurcation as derivatives under ASC 815. These embedded derivatives are required to be bifurcated from the debt host contract at fair value with subsequent changes in fair value recognized in earnings at each balance sheet date (see Note 8, Derivative Financial Instruments).

The Superpriority Term Loans, as defined and discussed in Note 10, Debt, include three embedded features: contingent interest upon an uncured event of default; mandatory prepayment upon certain excess cash flow; and mandatory prepayment upon an uncured event of default. Pursuant to ASC 815, these features have been identified as embedded derivative financial instruments. These embedded derivatives are required to be accounted for as derivatives and bifurcated from the host debt contract, resulting in remeasurement at each balance sheet date, with the change in fair value recognized in the Company’s condensed consolidated statement of operations. The fair value of the embedded derivatives is classified within Level 3 of the fair value hierarchy as it is based on significant inputs not observable in the market.

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

Other

Other than the disclosures above, there have been no changes to the significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

3. Goodwill and Intangible Assets

Goodwill

There have been no changes to the $50,177 carrying amount of goodwill during the three and nine months ended September 30, 2023 and 2022.

Intangible Assets

Intangible assets, net consisted of intangible assets resulting from the acquisition of NetComm and purchased software to be used in the Company’s products. Intangible assets, net consisted of the following at September 30, 2023 and December 31, 2022, respectively:

	Cost	Accumulated Amortization	Net Balance
Developed Technology	$25,000	$(15,181)	$9,819
Customer Relationships	18,000	(7,650)	10,350
Trade Name	1,000	(1,000)	—
Purchased Software	2,638	(1,491)	1,147
Totals as of September 30, 2023	$46,638	$(25,322)	$21,316

	Cost	Accumulated Amortization	Net Balance
Developed Technology	$25,000	$(12,502)	$12,498
Customer Relationships	18,000	(6,300)	11,700
Trade Name	1,000	(1,000)	—
Purchased Software	2,545	(984)	1,561
Totals as of December 31, 2022	$46,545	$(20,786)	$25,759

As of September 30, 2023, amortization expense on existing intangible assets for the next five years and beyond is as follows:

Year Ending December 31,
Remainder of 2023	$1,486
2024	5,929
2025	5,786
2026	3,615
2027	1,800
Thereafter	2,700
$21,316

A summary of amortization expense recorded during the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product cost of revenue	$893	$893	$2,679	$2,679
Research and development	174	149	507	393
Selling, general and administrative	450	450	1,350	1,520
Totals	$1,517	$1,492	$4,536	$4,592

4. Inventory

Inventory as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Raw materials	$31,745	$47,581
Finished goods:
Manufactured finished goods	45,245	32,863
Deferred inventory costs	216	1,351
	$77,206	$81,795

The decrease in inventory is due to $10,792 of additional reserves recognized during the nine months ended September 30, 2023 primarily due to certain of the Company's products and components that management has designated to be discontinued or that have limited future demand and as a result were adjusted to their estimated net realizable values, as well as certain component inventory received during 2023 which the Company believes now has limited utility due to recent technological changes in the market as well as supplier delay and delivery issues, and the Company has fully reserved for this component inventory at September 30, 2023. This was partially offset by additional purchases of inventory during the year.

5. Property and Equipment

Property and equipment as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Computers and purchased software	$23,912	$25,572
Leasehold improvements	3,790	4,226
Furniture and fixtures	2,284	2,471
Machinery and equipment	24,161	34,502
Land	—	3,091
Building	—	4,765
Building improvements	—	7,374
Trial systems at customers’ sites	1,636	2,582
	55,783	84,583
Less: Accumulated depreciation and amortization	(49,356)	(65,065)
	$6,427	$19,518

Depreciation and amortization expense on property and equipment totaled $1,240 and $1,704 for the three months ended September 30, 2023 and 2022, respectively, and $3,960 and $5,744, for the nine months ended September 30, 2023 and 2022, respectively.

Sale and Leaseback of Andover, MA Headquarters

On July 27, 2023, the Company’s Board of Directors approved a plan to sell and leaseback the Company's headquarters in Andover, MA. On August 16, 2023, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with DND Homes, LLC (the “Buyer”), for the sale of the Company's headquarters, inclusive of land, building and related improvements, at 100 Old River Road, Andover, Massachusetts (the "Property") for a purchase price of $6,400. The Purchase Agreement was subject to the satisfactory completion of due diligence by the Buyer, during which time the Buyer retained the right to cancel the Purchase Agreement. Upon execution of the Purchase Agreement, the Buyer paid a down payment of $300 into escrow, which was held in accordance with the Purchase Agreement until the closing, which was completed on October 24, 2023.

In accordance with the terms of the Purchase Agreement, upon the closing of the sale of the Property, the Company entered into a Commercial Lease (the “Lease”) with the Buyer, pursuant to which the Property will be leased back to the Company. The Lease has an initial term of 18 months commencing from the closing. The annual fixed rent will be $610. The Lease is a triple net lease, pursuant to which all costs, expenses, and obligations relating to the Property, including, repair and maintenance charges, utility charges, real estate taxes or other taxes that may be imposed that relate to the Property, shall be paid by the Company. In addition, the Lease contains other customary terms and provisions generally contained within leases of this type.

The net cash proceeds the Company received following closing is $6,110 after taxes, expenses, and fees. The Company is required to use the net cash proceeds to pay down the principal balance of the Superiority Term Loans, as further described in Note 10, Debt.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Current liabilities
Accrued compensation and related taxes	$13,634	$11,666
Accrued warranty	1,245	1,678
Inventory-related accruals	1,264	5,819
Warranty settlement provision (see Note 18)	3,589	3,761
Other accrued expenses	10,897	8,901
Accrued expenses and other current liabilities	$30,629	$31,825
Non-current liabilities
Warranty settlement provision, net of current portion (see Note 18)	$5,711	$6,119
Other accrued expenses, net of current portion	1,802	1,787
Other liabilities, net of current portion	$7,513	$7,906

On March 14, 2023, Jerry Guo, the Company’s co-founder, President and Chief Executive Officer, announced his retirement from his executive roles effective March 17, 2023. A separation agreement was entered into by Mr. Guo and the Company’s board of directors on March 13, 2023. Pursuant to this agreement, Mr. Guo was entitled to certain termination benefits, including accelerated vesting of stock awards, for which additional stock-based compensation of $1,737 was recognized in the nine months ended September 30, 2023, as discussed in Note 12, Stock-based Compensation, all of which was accrued for during the three months ended March 31, 2023. The agreement also included separation pay, equal to the sum of (i) Mr. Guo's annual base salary at the rate in effect as of March 17, 2023 and (ii) Mr. Guo's target bonus for the calendar year 2023. During the nine months ended September 30, 2023, the Company recorded severance expenses of $2,199 related to Mr. Guo's separation agreement, of which $1,015 is still included in accrued compensation and related taxes in the table above as of September 30, 2023. Total expense recognized as a result of the separation agreement during the nine months ended September 30, 2023 was $3,936, inclusive of severance expense and stock based compensation expense as described above.

Reduction in Force

In April 2023, the Company approved a plan for a reduction in force. The Company reduced its workforce by 134 employees, representing approximately 13% of the Company's total workforce.

Severance payments and other employee-related cost in connection with the reduction in force during the nine months ended September 30, 2023 were classified in the condensed consolidated statements of operations and comprehensive loss as follows:

Nine Months Ended September 30,
2023
Research and development expenses	$1,826
Selling, general and administrative expenses	188
Cost of revenue	137
Total	$2,151

As of September 30, 2023, substantially all of these severance payments have been paid.

Accrued Warranty

Substantially all of the Company’s products are covered by warranties for software and hardware for periods ranging from 90 days to two years. In addition, in conjunction with customers’ renewals of maintenance and support contracts, the Company offers an extended warranty for periods typically of one to three years for agreed-upon fees. In the event of a failure of a hardware product or software covered by these warranties, the Company must generally repair or replace the software or hardware or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. The Company’s warranty reserve, which is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, reflects estimated material, labor and other costs related to potential or actual software and hardware warranty claims for which the Company expects to incur an obligation. The Company’s estimates of anticipated rates of warranty claims and the costs associated therewith are primarily based on historical information and future forecasts. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary. If the historical data used to calculate the adequacy of the warranty reserve are not indicative of future requirements, additional or reduced warranty reserves may be required.

The following table presents a summary of changes in the amount reserved for warranty costs for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Warranty reserve at beginning of period	$1,678	$2,392
Provisions	635	2,371
Charges	(1,068)	(1,396)
Warranty reserve at end of period	$1,245	$3,367

7. Fair Value Measurements

Recurring Fair Value Measurement

The following tables present information about the fair value of the Company’s financial assets and liabilities as of September 30, 2023 and December 31, 2022 and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market mutual funds	$28,624	$—	$—	$28,624
	$28,624	$—	$—	$28,624

Liabilities:
Warrant liability	$—	$—	$15,336	$15,336
Embedded derivatives	—	—	1,170	1,170
	$—	$—	$16,506	$16,506

	Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit—restricted cash	$—	$1,013	$—	$1,013
Money market mutual funds	90,984	—	—	90,984
	$90,984	$1,013	$—	$91,997

During the nine months ended September 30, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.

Warrant Liability

On June 15, 2023, in connection with the closing of the Superpriority Term Loans, as discussed in Note 10, Debt, the Company issued Warrants, defined in Note 2, Summary of Significant Accounting Policies. The warrants are exercisable for a variable percentage of the Common Stock of the Company depending on how long the debt remains outstanding. Warrants representing the right to purchase an aggregate of 9,691 shares of the Company's common stock (the “10% Warrants”) were immediately vested as of the June 15, 2023 closing date. Warrants representing the right to purchase 4,846 shares of the Company's common stock (the “5% Warrants”) will vest on January 1, 2024, if the debt remains outstanding. Warrants representing the right to purchase 4,836 shares of the Company's common stock (the “4.99% Warrants”) will vest on January 1, 2025, if the debt remains outstanding. Due to the variable number of shares for which the warrants were exercisable, they failed to qualify for equity classification under the indexation guidance in ASC 815. Therefore, the Warrants are classified as liabilities and recorded at fair value on the condensed consolidated balance sheet. A summary of the warrants is as follows:

Number of Shares
Outstanding as of June 14, 2023	—
Granted	19,373
Exercised	(1,306)
Outstanding at September 30, 2023	18,067
Warrants exercisable at September 30, 2023	8,385

Each reporting period, the Warrants are recorded at fair value, with changes in fair value recognized in the Company’s consolidated statement of operations. Changes in the fair value of the warrant liability from June 15, 2023 to September 30, 2023 were as follows:

Warrant liability fair value
Balance as of June 15, 2023	$20,305
Exercise of warrants	(1,174)
Change in fair value of warrant liability	(3,795)
Balance at September 30, 2023	$15,336

The Company’s liability for the Warrants is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company establishes the fair value for the Warrants using a Monte Carlo simulation model. The key inputs into the valuation models were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Risk-free interest rate	4.7%	3.9%–4.7%
Correlated random variable	0.2	0.2–0.3
Expected volatility - revenue	40.0%	40.0%–45.0%
Expected volatility - equity	93.0%	90.0%–93.0%
Vesting dates	1/1/2024 1/1/2025	6/15/2023 1/1/2024 1/1/2025
Simulated stock price	$0.85	$0.85–$1.01
Stock price at September 30, 2023	$0.85	$0.85

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

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Risk-free interest rate	4.7%	3.9%–4.7%
Correlated random variable	0.2	0.2–0.3
Expected volatility - revenue	40.0%	40.0%–45.0%

The Company’s liability for the embedded derivatives is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. Changes in the fair value of the embedded derivatives were as follows:

Embedded derivatives fair value
Balance at June 15, 2023	$1,240
Change in fair value of embedded derivatives	(70)
Balance at September 30, 2023	$1,170

Nonrecurring Fair Value Measurements

Assets held for sale

Property and equipment, net is identified as held for sale when it meets the held for sale criteria of Accounting Standards Codification Topic 360, Property, Plant, and Equipment ("ASC 360"). Depreciation is not recorded for assets that are classified as held for sale. When an asset meets the held for sale criteria, the lower of its carrying value or fair value less costs to sell the asset is reclassified from property and equipment, net and into noncurrent assets held for sale on the condensed consolidated balance sheets, where it remains until it is either sold or it no longer meets the held for sale criteria.

As a result of the sale of the Company's headquarters, as described in Note 5, Property and Equipment, the Company measured the related asset groups at their fair values and recorded an impairment charge of $4,718 during the three and nine months ended September 30, 2023 in selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. The Company also recorded the fair value of $6,146 as noncurrent assets held for sale on the condensed consolidated balance sheet as of September 30, 2023, which represents a Level 1 measurement in the fair value hierarchy.

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

The principal amount of our outstanding Superpriority debt was $187,242 at September 30, 2023 and the estimated fair value of our outstanding debt was $181,680 at September 30, 2023, excluding unamortized debt discount.

Other than the valuation techniques used for the warrant liability, embedded derivatives and Superiority Term Loans, there were no changes to the valuation techniques used to measure asset and liability fair values during the nine months ended September 30, 2023 from those included in the Company’s consolidated financial statements for the year ended December 31, 2022.

8. Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments in debt or equity instruments and measurement of their fair value for accounting purposes.

The Superpriority Term Loans, as defined and discussed in Note 10, Debt, include three embedded features; contingent interest upon an uncured event of default; mandatory prepayment upon certain excess cash flow; and mandatory prepayment upon an uncured event of default. Pursuant to ASC 815, these features have been identified as embedded derivative financial instruments. These embedded derivatives are required to be accounted for as derivatives and bifurcated from the debt host contract, resulting in remeasurement at each balance sheet date, with the change in fair value recognized in the Company’s condensed consolidated statement of operations. The total derivative liability related to these features as of September 30, 2023 was $1,170 and was included with accrued expenses and other current liabilities and other liabilities, net of current portion on the condensed consolidated balance sheet, as appropriate.

9. Income Taxes

The Company’s effective income tax rate was (3.2%) and (3.9%) for the three months ended September 30, 2023 and 2022, respectively. The provision for (benefit from) income taxes was $796 and $(1,261) for the three months ended September 30, 2023 and 2022, respectively. The change in the provision for income taxes was primarily due to the period over period changes in the Company's valuation allowance against its deferred tax assets, the impact of changes in the Company's forecasted profitability and the jurisdictional mix of earnings.

The Company’s effective income tax rate was (2.0%) and 6.7% for the nine months ended September 30, 2023 and 2022, respectively. The provision for income taxes was $2,104 and $5,071 for the nine months ended September 30, 2023 and 2022, respectively. The change in the provision for income taxes was primarily due to the period over period changes in the Company's valuation allowance against its deferred tax assets, the impact of changes in the Company's forecasted profitability and the jurisdictional mix of earnings.

The provision for income taxes for the three and nine months ended September 30, 2023 and 2022, respectively, differed from the federal statutory rate primarily due to the geographical mix of earnings and related foreign tax rate differential, permanent differences, research and development credits, foreign tax credits, and the valuation allowance maintained against the Company's deferred tax assets and withholding taxes.

10. Debt

Current debt obligations reflected in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
Current liabilities:
Original Term Loans	$5,019	$226,009
Superpriority Term Loans	1,865	—
Current portion of long-term debt	6,884	226,009
Unamortized debt issuance discounts, current portion	(506)	(848)
Current portion of long-term debt, net of unamortized debt issuance discounts	$6,378	$225,161
Non-current liabilities:
Superpriority Term Loans	$185,377	$—
Unamortized debt issuance discounts, net of current portion	(10,273)	—
Long-term debt, net of current portion and unamortized debt issuance discounts	$175,104	$—

As of September 30, 2023, aggregate minimum future principal payments of the Company's debt are summarized as follows:

Year Ending December 31,
Remainder of 2023	$5,487
2024	1,861
2025	1,842
2026	1,824
2027	181,247
$192,261

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

On June 15, 2023 (the “Effective Date”), the Borrower and certain of the Lenders entered into various agreements to effectively exchange $218,848 of the Original Term Loans, representing approximately 97.8% of the then outstanding principal balance, for loans of an equal principal amount having a first priority security interest in all or substantially all of the Company's and its domestic subsidiaries' assets, subject to permitted liens (the “Superpriority Credit Agreement” or “Superpriority Term Loans”), whereby the maturity date would be extended to December 20, 2027 in exchange for the Company paying down $40,000 of its exchanged Original Term Loans (as part of an early principal repayment), providing certain Warrants to the Lenders and paying certain in-kind fees, among other changes (the “Exchange”), and with $5,036 of the Original Term Loans principal remaining outstanding and still due to mature on December 20, 2023.

The Exchange was deemed to be an exchange of debt with substantially different terms under ASC Subtopic 470-50, “Modifications and Extinguishments,” and the Company recorded a loss on extinguishment of debt of approximately $28,956 in the condensed consolidated statement of operations for the nine months ended September 30, 2023. In applying extinguishment accounting, the Company recorded the Superpriority Term Loans at fair value. Therefore, the current carrying value of the loans approximates fair value as of September 30, 2023.

The Superpriority Term Loans bear interest at the Adjusted Term SOFR Rate (as defined in the Superpriority Credit Agreement) (subject to a 2.00% per annum floor) or Base Rate (as defined in the Superpriority Credit Agreement), as applicable, plus (x) in the case of SOFR Rate Loans (as defined in the Superpriority Credit Agreement), 6.50% per annum or (y) in the case of Base Rate Loans (as defined in the Superpriority Credit Agreement), 5.50% per annum, provided that, the foregoing interest rate margin in respect of both SOFR Rate Loans and Base Rate Loans shall be increased (i) by 0.50% per annum on July 1, 2024 and (ii) by 1.00% per annum on and after January 1, 2025 (for a total increase of 1.50% per annum), if, in each case, the outstanding amount of Superpriority Term Loans on such date is in excess of $125,000 (with continuing effect from such date regardless of the outstanding amount of Superpriority Term Loans at any time after such date of determination); and any time after June 30, 2025, with respect to Superpriority Term Loans (x) in the case of SOFR Rate Loans, 13.00% per annum or (y) in the case of Base Rate Loans, 12.00% per annum. As of September 30, 2023, the interest rate on the Superpriority Term Loans was 12.22% per annum, and the effective interest rate on the Superpriority Term Loans was approximately 22%.

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

The Superpriority Credit Agreement contains customary representations and warranties, conditions, affirmative and negative covenants, a minimum liquidity-based financial covenant, measured monthly and with special measurements in November and December of 2023 prior to the maturity date of the Original Term Loans having a principal balance of $5,019 on December 20, 2023, events of default, and indemnification obligations. As of September 30, 2023, the Company was in compliance with the terms of the Superpriority Credit Agreement.

As a result of the Exchange, $5,019 principal remains outstanding under the Original Term Loans. The Company, certain lenders party to the Original Credit Agreement and JPMorgan Chase Bank, N.A., as agent, entered into Amendment No. 1 thereto (“Amendment No. 1”) which, among other things, permitted the transaction contemplated by the Exchange and eliminated all mandatory prepayments (other than at maturity) and representations and warranties and most affirmative and negative covenants and events of default previously applicable to the Original Term Loans. The interest rates applicable to the Original Term Loans remain unchanged. Borrowings under the Original Term Loans bear interest at a floating rate, which could be either a synthetic Eurodollar rate plus an applicable margin or, at the Company’s option, a base rate (defined as the highest of (x) the JPMorgan Chase Bank, N.A. prime rate, (y) the federal funds effective rate, plus one-half percent (0.50%) per annum and (z) a one-month Eurodollar rate plus 1.00% per annum) plus an applicable margin. The applicable margin for borrowings under the Original Term Loans is 4.00% per annum for Eurodollar rate loans (subject to a 1.00% per annum interest rate floor) and 3.00% per annum for base rate loans. The interest rate payable under the Original Term Loans is subject to an increase of 2.00% per annum during the continuance of any payment default.

For Eurodollar rate loans, the Company may select interest periods of one, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest is payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. The Company has the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at its option, subject, in the case of Eurodollar rate loans, to breakage costs if the conversion was effected prior to the end of the applicable interest period. As of September 30, 2023 and December 31, 2022, the interest rate on the Original Term Loans was 9.65% and 8.38% per annum, respectively, which was based on a three-month and one-month Eurodollar rate of 5.65% and 4.38% per annum, respectively, plus the applicable margin of 4.00% per annum for Eurodollar rate loans.

Upon entering into the Original Term Loans, the Company incurred debt issuance costs of $7,811, which were initially recorded as a reduction of the debt liability and were amortized to interest expense using the effective interest method from the issuance date of the Original Term Loans until the Effective Date. Upon entering into the Superpriority Term Loan, the remaining $509 of debt issuance costs from the Original Term Loans was included in the loss on extinguishment of debt in the condensed consolidated statement of operations. The Company also incurred additional debt issuance costs of $14,388 in relation to the Exchange, which were recorded as a reduction of the debt liability and will be amortized to interest expense using the effective interest method from the issuance date of the Superpriority Term Loan until the maturity date.

The Company made principal payments of $41,237 and $2,250 during the nine months ended September 30, 2023 and 2022, respectively, in addition to the repurchase as discussed below. Interest expense, including the amortization of debt issuance costs, totaled $10,732 and $4,696 for the three months ended September 30, 2023 and 2022, respectively, and totaled $21,791 and $12,270 for the nine months ended September 30, 2023 and 2022, respectively.

On October 27, 2022, the Company's board of directors authorized the use of up to $50,000 of cash to fund the partial repurchase of debt outstanding under the Original Term Loans. Subsequent to this authorization and prior to the Superiority Term Loan refinancing on June 15, 2023, the Company repurchased a portion of its outstanding Original Term Loans from certain of its debt holders. During the nine months ended September 30, 2023, but prior to the June 15, 2023 refinancing, the Company made a payment of $1,237 to retire $1,375 of its outstanding debt. The Company recognized a gain on extinguishment of debt, net of fees, of $133, and also recognized $4 of interest expense for the pro-rata portion of unamortized debt issuance costs attributed to the debt repurchased. Total payments made under this authorization from October 27, 2022 through September 30, 2023 amounted to $47,116, which were paid using funds included in cash and cash equivalents in the condensed consolidated balance sheets. Based on the applicable fair value of debt repurchased, the amount of outstanding principal of the Original Term Loans that was retired under this authorization was $50,591.

Voluntary prepayments of principal amounts outstanding under the Original Term Loans are permitted at any time; however, if a prepayment of principal is made with respect to a Eurodollar loan on a date other than the last day of the applicable interest period, the Company is required to compensate the lenders thereunder for any funding losses and expenses incurred as a result of the prepayment.

The Original Term Loans, which are now subordinated to the Superpriority Term Loans, is secured by, among other things, a second priority security interest, subject to permitted liens, in substantially all of the Company’s assets and a pledge of certain of the stock of certain of its subsidiaries, in each case subject to specified exceptions. The Company was in compliance with all the terms of the Original Credit Agreement September 30, 2023 and December 31, 2022.

11. Stockholders’ Equity

Stock Repurchase Program

On February 21, 2019, the Company announced a stock repurchase program authorizing it to repurchase up to $75,000 of the Company’s common stock. The Company repurchased 204 shares, at a cost of $1,192, including commissions, during the nine months ended September 30, 2022. There were no repurchases made during the three and nine months ended September 30, 2023 and during the three months ended September 30, 2022. As of September 30, 2023, $60,234 remained authorized for repurchases of the Company’s common stock under the stock repurchase program. As part of the debt refinancing closed in June of 2023, the Company is now prohibited from using cash to repurchase common stock.

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

12. Stock-based Compensation

2017 Stock Incentive Plan

The Company’s 2017 Stock Incentive Plan (the “2017 Plan”) provides for the Company to sell or issue common stock or restricted common stock, or to grant qualified incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), performance-based restricted stock units (“PSUs”), restricted stock units ("RSUs") or other stock-based awards to the Company’s employees, officers, directors, advisors and outside consultants. The total number of shares authorized for issuance under the 2017 Plan was 16,589 shares as of September 30, 2023, of which 2,019 shares remained available for future grant.

Inducement Award

During the three months ended September 30, 2023, the Company awarded two inducement grants (the "Inducements"), consisting of restricted stock units to persons who were not previously an employee or director of the Company as an inducement to such person’s entry into employment with the Company and in accordance with the requirements of the Nasdaq Stock Market Rule 5635(c)(4). The Inducements granted outside of the 2017 Plan totaled 3,750 during the three months ended September 30, 2023.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2023 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2023	6,537	$7.55	4.42	$134
Granted	46	1.03
Exercised	(1)	2.23
Forfeited	(647)	6.59
Outstanding at September 30, 2023	5,935	$7.61	3.80	$—
Options exercisable at September 30, 2023	5,069	$8.25	2.99	$—
Vested or expected to vest at September 30, 2023	5,899	$7.63	3.77	$—

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate	4.4%	3.7%	3.5%–4.4%	1.7%–3.7%
Expected term (in years)	6.1	6.1	6.1	5.6–6.1
Expected volatility	45.8%	41.5%	44.3%–45.8%	38.5%–41.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2023 and 2022 was $0.44 and $1.62 per share, respectively. Cash proceeds received upon the exercise of options were $2 and $304 during the nine months ended September 30, 2023 and 2022, respectively. The intrinsic value of stock options exercised during the nine months ended September 30, 2023 and 2022 was $1 and $342, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Restricted Stock Units

A summary of RSU activity for the nine months ended September 30, 2023 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2023	5,505	$4.49
Granted	10,273	1.01
Vested	(3,161)	4.00	$6,772
Forfeited	(256)	5.02
Unvested balance at September 30, 2023	12,361	$1.67

The Company withheld 1,633 and 456 shares of common stock in settlement of employee tax withholding obligations due upon the vesting of RSUs and PSUs during the nine months ended September 30, 2023 and 2022, respectively.

Performance-Based Stock Units

During the nine months ended September 30, 2022, the Company granted PSUs to certain employees that vest over a three-year period based on the achievement of performance goals and continued performance of services. All PSUs granted prior to the nine months ended September 30, 2022, and a portion of PSUs granted during the nine months ended September 30, 2022, consist solely of market-based vesting conditions, determined by the Company’s level of achievement of pre-established parameters relating to the performance of the Company’s stock price as set by the board of directors. Vesting for these market-based PSUs may occur at any time during the three-year period. The remaining portion of PSUs granted during the three months ended September 30, 2022 consisted of performance-based vesting conditions determined by the Company's achievement of performance targets with respect to a certain customer agreement. Vesting of these performance-based PSUs occurred during the nine months ended September 30, 2023 pursuant to Jerry Guo's retirement as discussed below. No PSUs were granted during the nine months ended September 30, 2023.

A summary of PSU activity for the nine months ended September 30, 2023 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Unvested balance at January 1, 2023	1,262	$4.15
Granted	—	—
Vested	(1,238)	3.48	$2,102
Forfeited	—	—
Unvested balance at September 30, 2023	24	$7.89

Compensation expense is based on the estimated value of the awards on the grant date, and is recognized over the period from the grant date through the expected vest dates of each vesting condition, both of which were estimated based on a Monte Carlo simulation model applying the following key assumptions:

Nine months ended
September 30, 2022
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

There was no SAR liability as of September 30, 2023 or December 31, 2022, as the exercise price of all outstanding SARs exceeded the fair value of the Company's common stock as of each applicable date. There were no grants, exercises or forfeitures during the nine-month period ending September 30, 2023.

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options, RSUs, SARs and PSUs for the three and nine months ended September 30, 2023 and 2022 was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$25	$31	$61	$92
Research and development expenses	690	824	1,942	2,113
Selling, general and administrative expenses	1,858	2,816	6,499	6,973
Total stock-based compensation	$2,573	$3,671	$8,502	$9,178

The Company recognized stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 in the condensed consolidated balance sheet as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Change in fair value of SAR liability	$—	$—	$—	$(159)
Recognized as additional paid-in capital	2,573	3,671	8,502	9,337
Total stock-based compensation	$2,573	$3,671	$8,502	$9,178

As of September 30, 2023, there was $18,661 of unrecognized compensation cost related to outstanding stock options, RSUs, SARs and PSUs, which is expected to be recognized over a weighted-average period of 2.83 years.

Retirement of Jerry Guo

On March 14, 2023, Jerry Guo, the Company’s co-founder, President and Chief Executive Officer, announced his retirement from his executive roles effective March 17, 2023. A separation agreement was entered into by Mr. Guo and the Company’s board of directors on March 13, 2023. Pursuant to this agreement, Mr. Guo was entitled to certain termination benefits, including the acceleration of vesting of all unvested stock-based awards upon his termination. This resulted in the accelerated vesting and release of 551 RSUs and 883 PSUs during the nine months ended September 30, 2023. Incremental stock-based compensation recognized in selling, general and administrative expense on the condensed consolidated statement of comprehensive loss for the nine months ended September 30, 2023 was $1,737.

13. Net Loss per Share

The following potential common shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase common stock	5,935	6,657	5,935	6,657
Unvested restricted stock units	12,361	5,568	12,361	5,568
Unvested performance-based stock units	24	1,262	24	1,262

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
North America:
United States	$29,201	$16,988	$61,772	$53,220
Canada	11,985	14,556	27,542	39,655
Total North America	41,186	31,544	89,314	92,875
Europe, Middle East and Africa:	6,564	10,936	17,992	22,102
Asia-Pacific:
Australia	7,417	14,448	33,258	51,740
Other	4,670	5,467	14,316	21,058
Total Asia-Pacific	12,087	19,915	47,574	72,798
Latin America	2,252	4,504	10,509	14,359
Total revenue(1)	$62,089	$66,899	$165,389	$202,134

(1) Other than the United States, Canada and Australia, no individual countries represented 10% or more of the Company’s total revenue for any of the periods presented.

The Company also disaggregates its revenue based on product lines as determined by the technical characteristics of the product. As telecommunication technologies, and the market for them evolves, the categorization of its products is subject to shifts that management monitors and reevaluates as necessary. Accordingly, beginning with the three months ended March 31, 2023, the Company updated its product line reporting. Revenue amounts for the three and nine months ended September 30, 2022 have been reclassified to conform with 2023 reporting.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product revenue:
Access devices	$31,750	$33,612	$83,642	$100,365
Cable	8,226	20,573	33,871	56,448
Cloud	9,760	1,250	13,459	10,308
Total product revenue	49,736	55,435	130,972	167,121
Service revenue:
Access devices	1,363	1,006	3,442	4,637
Cable	9,226	9,670	26,408	27,622
Cloud	1,764	788	4,567	2,754
Total service revenue	12,353	11,464	34,417	35,013
Total revenue	$62,089	$66,899	$165,389	$202,134

Contract Balances

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue when the Company satisfies its performance obligations, consistent with the Company's revenue recognition policy. During the three and nine months ended September 30, 2023, the Company recognized revenue of $3,902 and $14,507, respectively, that was included in deferred revenue in the condensed consolidated balance sheet as of December 31, 2022. During the three and nine months ended September 30, 2022, the Company recognized revenue of $1,726 and $13,706, respectively, that was included in deferred revenue in the condensed consolidated balance sheet as of December 31, 2021.

The Company receives payments from customers based upon contractual billing terms. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to the Company’s contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. As of September 30, 2023 and December 31, 2022, the Company included contract assets of $1,621 and $2,674, respectively, in accounts receivable, net in the condensed consolidated balance sheets.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2023, the aggregate remaining amount of revenue expected to be recognized related to unsatisfied or partially unsatisfied performance obligations was $46,220, which consisted of deferred revenue. The Company expects approximately 91% of this amount to be recognized in the next twelve months with the remaining amount to be recognized over the next two to five years.

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

The Company’s property and equipment, net by location was as follows:

	September 30, 2023	December 31, 2022
China	$2,673	$3,017
United States	2,572	14,679
Australia	682	1,054
Other	500	768
Total property and equipment, net	$6,427	$19,518

16. Related Parties

Employment of Rongke Xie

Rongke Xie, who serves as General Manager of Guangzhou Casa Communication Technology LTD (“Casa China”), a subsidiary of the Company, is the sister of Lucy Xie, who served as the Company’s Senior Vice President of Operations until her retirement on December 31, 2022, and as a member of the Company’s board of directors until May 18, 2023. Rongke Xie is also the sister-in-law of Jerry Guo, who served as the Company's President and Chief Executive Officer until his retirement on March 17, 2023, and remains serving as a member of the Company's board of directors. Casa China paid Rongke Xie $180 and $181 in total compensation during the nine months ended September 30, 2023 and 2022, respectively, for her services as an employee.

To date, the Company has granted to Rongke Xie 165 RSUs, which vest over four-year periods. The grant-date fair value of the awards totaled $617, which is recorded as stock-based compensation expense over the vesting period of the awards. During the three months ended September 30, 2023 and 2022, the Company recognized selling, general and administrative expenses of $25 and $26 related to these awards. During the nine months ended September 30, 2023 and 2022, the Company recognized selling, general and administrative expenses of $79 and $87 related to these awards.

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

During the three and nine months ended September 30, 2023, the Company recognized revenue of $16,037 and $23,321, respectively, from transactions with Verizon and Affiliates, and amounts received in cash resulting from revenue transactions with Verizon and Affiliates during the nine months ended September 30, 2023 totaled $36,924. During the three and nine months ended September 30, 2022, the Company recognized revenue of $3,041 and $13,591 from transactions with Verizon and Affiliates during which a related party relationship existed, and amounts received in cash resulting from revenue transactions with Verizon and Affiliates during the six months ended September 30, 2022 totaled $27,203. As of September 30, 2023 and December 31, 2022, amounts due from Verizon and Affiliates totaled $1,289 and $6,044, respectively, and were included in accounts receivable, net in the condensed consolidated balance sheet. As of September 30, 2023 and December 31, 2022, revenue from transactions that did not meet the criteria for recognition totaling $27,200 and $18,094, respectively, with Verizon and Affiliates were included in deferred revenue in the condensed consolidated balance sheet.

17. Leases

The Company leases manufacturing, warehouse and office space in the United States, Ireland, China, Hong Kong, Spain and Australia under non-cancelable operating leases with expiration dates through 2028, as well as various equipment leases. The leases have remaining lease terms of 1 year to 5 years, some of which contain options to extend the leases for up to 3 additional years and some of which include options to terminate the leases within 1 year. The lease agreements contain lease and non-lease components, which are generally accounted for together.

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

Pursuant to the terms of the lease agreement for the Company’s Australia office, the Company obtained six standby letters of credit in the amount of approximately $725 and $2,100 as security on the lease obligation, as of September 30, 2023 and December 31, 2022, respectively. The letters of credit are classified as restricted cash in the accompanying condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$531	$556	$1,637	$1,753
Short-term lease cost	2	2	4	2
Variable lease cost	63	69	191	217
Total lease cost	$596	$627	$1,832	$1,972

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash paid for operating leases included in cash flows from operating activities	$1,564	$1,583
Right-of-use assets obtained in exchange for new operating leases	55	507

Supplemental balance sheet information related to leases was as follows:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term for operating leases	3.24 years	3.58 years
Weighted average discount rate for operating leases	4.2%	4.0%

Maturities of operating lease liabilities were as follows:

Year Ending December 31,
2023	$530
2024	1,296
2025	931
2026	826
2027	559
Thereafter	2
Total future minimum lease payments	4,144
Less: amounts representing interest	(282)
Total lease liabilities	3,862
Less: current operating lease liability	(1,446)
Long term operating lease liability	$2,416

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

As of September 30, 2023 and December 31, 2022 the Company accrued $579 and $1,487, respectively, as a minimum estimated liability related to ongoing indemnification claims. As of September 30, 2023 and December 31, 2022, no additional material claims were outstanding where a contingent loss was considered to be probable or reasonably estimable. The Company does not expect additional significant claims related to these indemnification obligations and, consequently, concluded that the fair value of any additional obligations is negligible.

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

On December 23, 2022, the Company executed a settlement deed with the customer, whereby the Company agreed to, among other things, a settlement amount of 20,000 Australian dollars, to be paid in four equal annual installments, the first of which was paid upon execution of the settlement deed in the amount of 5,000 Australian dollars, or $3,398. As of September 30, 2023, the remaining accrued expense balance, representing the estimated net present value of the remaining payments, plus the estimated cost of other non-monetary obligations under the settlement deed was $9,300, as shown in Note 6, Accrued Expenses and Other Current Liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors.” For discussion comparing the periods ended September 30, 2022 and September 30, 2021, please refer to our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2022.

Overview

With our physical, virtual and cloud-native 4G and 5G broadband and customer premise networking equipment solutions, we help our communication service providers, or CSP, customers transform and expand their public and private high-speed data and multi-service communications networks so they can meet the growing demand for bandwidth and new services. Through our deployment of cloud, access devices and cable products, our core and edge convergence technology enables CSPs and enterprises to cost-effectively and dynamically increase network speed, add bandwidth capacity and new services, reduce network complexity, and reduce operating and capital expenditures regardless of access technology.

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

COVID-19 Pandemic

The COVID-19 pandemic disrupted our global supply chain. Throughout 2022 and 2021, we experienced shipping bottlenecks and shortages of supply that resulted in our inability to fulfill certain customer orders within normal lead times. This adversely impacted our revenue and operating results for the years ended December 31, 2022 and 2021. We have also seen, in some cases, significant increases in shipping costs. While we have seen the effects subside in part during 2023, we continue to work with our supply chain, contract manufacturers, logistics partners and customers to minimize the extent of such impacts and will continue to actively monitor supply chain developments. We cannot predict if or when such effects will recur or worsen, which in such a case, could prevent us from being able to fulfill our customers’ orders in a timely manner or at all, which could lead to one or more of our customers canceling their orders. We are not able to estimate the extent of these impacts nor predict whether our efforts to minimize or contain them would be successful.

Due to the above circumstances, our results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results to be expected in future years.

Recent Developments

On September 26, 2023, we received notice from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of the Common Stock for the prior 30 consecutive business days, we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2), or the Bid Price Rule. The Notification Letter has no immediate effect on the listing or trading of our common stock on The Nasdaq Global Select Market and, at this time, our common stock will continue to trade on The Nasdaq Global Select Market under the symbol “CASA."

We have 180 days from September 26, 2023, or through March 25, 2024, to regain compliance with the Bid Price Rule. To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options, including, but not limited to, implementing a reverse stock split of our outstanding securities to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

Results of Operations

The following tables set forth our consolidated results of operations in dollar amounts and as percentages of total revenue for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenue:
Product	$49,736	$55,435	$130,972	$167,121
Service	12,353	11,464	34,417	35,013
Total revenue	62,089	66,899	165,389	202,134
Cost of revenue(1):
Product	35,131	38,421	94,155	117,531
Service	1,067	1,195	3,372	4,006
Warranty settlement provision	—	12,907	—	12,907
Total cost of revenue	36,198	52,523	97,527	134,444
Gross profit	25,891	14,376	67,862	67,690
Operating expenses:
Research and development(1)	17,121	22,059	57,947	67,545
Selling, general and administrative(1)	27,174	22,442	72,616	66,741
Total operating expenses	44,295	44,501	130,563	134,286
Loss from operations	(18,404)	(30,125)	(62,701)	(66,596)
Other expense, net	(6,418)	(2,300)	(43,607)	(8,778)
Loss before provision for (benefit from) income taxes	(24,822)	(32,425)	(106,308)	(75,374)
Provision for (benefit from) income taxes	796	(1,261)	2,104	5,071
Net loss	$(25,618)	$(31,164)	$(108,412)	$(80,445)

(1) Includes stock-based compensation expense related to stock options; SARs; RSUs; and PSUs, granted to employees, directors and non-employee consultants as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of revenue	$25	$31	$61	$92
Research and development expense	690	824	1,942	2,113
Selling, general and administrative expense	1,858	2,816	6,499	6,973
Total stock-based compensation expense	$2,573	$3,671	$8,502	$9,178

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(as a percentage of total revenue)		(as a percentage of total revenue)
Revenue:
Product	80.1%	82.9%	79.2%	82.7%
Service	19.9	17.1	20.8	17.3
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	56.6	57.4	56.9	58.1
Service	1.7	1.8	2.0	2.0
Warranty settlement provision	—	19.3	—	6.4
Total cost of revenue	58.3	78.5	59.0	66.5
Gross profit	41.7	21.5	41.0	33.5
Operating expenses:
Research and development	27.6	33.0	35.0	33.4
Selling, general and administrative	43.8	33.5	43.9	33.0
Total operating expenses	71.3	66.5	78.9	66.4
Loss from operations	(29.6)	(45.0)	(37.9)	(32.9)
Other expense, net	(10.3)	(3.4)	(26.4)	(4.3)
Loss before provision for (benefit from) income taxes	(40.0)	(48.5)	(64.3)	(37.3)
Provision for (benefit from) income taxes	1.3	(1.9)	1.3	2.5
Net loss	(41.3)%	(46.6)%	(65.5)%	(39.8)%

Percentages in the table above are based on actual values. As a result, some totals may not sum due to rounding.

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

	Three Months Ended September 30,
	2023		2022		Change
	Amount	% of Total	Amount	% of Total	Amount	%
	(dollars in thousands)
Revenue:
Product	$49,736	80.1%	$55,435	82.9%	$(5,699)	(10.3)%
Service	12,353	19.9%	11,464	17.1%	889	7.8%
Total revenue	$62,089	100.0%	$66,899	100.0%	$(4,810)	(7.2)%
Revenue by geographic region:
North America	$41,186	66.3%	$31,544	47.2%	$9,642	30.6%
Europe, Middle East and Africa	6,564	10.6%	10,936	16.3%	(4,372)	(40.0)%
Asia-Pacific	12,087	19.5%	19,915	29.8%	(7,828)	(39.3)%
Latin America	2,252	3.6%	4,504	6.7%	(2,252)	(50.0)%
Total revenue	$62,089	100.0%	$66,899	100.0%	$(4,810)	(7.2)%

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Product revenue:
Access devices	$31,750	$33,612	$(1,862)	(5.5)%
Cable	8,226	20,573	(12,347)	(60.0)%
Cloud	9,760	1,250	8,510	680.8%
Total product revenue	49,736	55,435	(5,699)	(10.3)%
Service revenue:
Access devices	1,363	1,006	357	35.5%
Cable	9,226	9,670	(444)	(4.6)%
Cloud	1,764	788	976	123.9%
Total service revenue	12,353	11,464	889	7.8%
Total revenue	$62,089	$66,899	$(4,810)	(7.2)%

Product revenue decreased during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 due to reduced demand and timing of orders from various Tier 1 customers, particularly in our cable and access device markets. Cloud revenue increased due to timing of acceptance from a Tier 1 customer necessary for revenue recognition of software licenses.

Service revenue increased during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 due to increased professional services with a Tier 1 customer, partially offset by lower cable support service revenue that is highly correlated to lower cable product revenues in the same period.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$35,131	$38,421	$(3,290)	(8.6)%
Service	1,067	1,195	(128)	(10.7)%
Warranty settlement provision	—	12,907	(12,907)	(100.0)%
Total cost of revenue	$36,198	$52,523	$(16,325)	(31.1)%

	Three Months Ended September 30,
	2023		2022		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin (bps)
	(dollars in thousands)
Gross profit:
Product	$14,605	29.4%	$17,014	30.7%	$(2,409)	(130)
Service	11,286	91.4%	10,269	89.6%	1,017	180
Warranty settlement provision	—	—	(12,907)	(19.3)%	12,907	1,930
Total gross profit	$25,891	41.7%	$14,376	21.5%	$11,515	2,020

Cost of product revenue decreased in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 due to a decrease in cable and access devices revenue in the same period. Cost of service revenue in the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, decreased due to reductions in labor costs.

Cost of revenue also included a non-recurring warranty settlement provision of $12.9 million, which represents a 19.3% gross margin impact, for the three months ended September 30, 2022, which was not incurred in the same period for 2023.

Please refer to Note 18, Commitments and Contingencies, of the accompanying condensed consolidated financial statements for more discussion regarding this provision.

Product gross margin decreased during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 due to unfavorable shifts in product revenue mix in cable and access devices, partially offset by an increase in license revenue with a Tier 1 customer in 2023. Service gross margin increased during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, due to increased cloud professional service revenue with a Tier 1 customer in 2023, combined with reductions in direct labor costs.

Research and Development

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$17,121	$22,059	$(4,938)	(22.4)%
Percentage of revenue	27.6%	33.0%

The decrease in research and development expense during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily due to decreased personnel costs of $3.6 million, primarily driven by decreased salaries, payroll taxes, benefits and stock-based compensation of $3.4 million and decreased bonus of $0.2 million. In addition, there was a decrease in purchases of research and development materials of $1.1 million and a decrease in depreciation of $0.3 million.

Selling, General and Administrative

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Selling, general and administrative	$27,174	$22,442	$4,732	21.1%
Percentage of revenue	43.8%	33.5%

The increase in selling, general and administrative expense during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily due to a loss on assets held for sale of $4.7 million. In addition, there was an increase in professional services of $0.8 million, offset by decreased trade show expenses of $0.6 million and decreased personnel costs of $0.1 million, primarily driven by decreased stock-based compensation of $1.0 million, decreased salaries, payroll taxes and benefits of $0.7 million, partially offset by increased bonus expense of $1.1 million, and increased commissions of $0.5 million.

Other Expense, Net

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Other expense, net	$(6,418)	$(2,300)	$(4,118)	179.0%
Percentage of revenue	(10.3)%	(3.4)%

Other expense increased primarily due to an increase in interest expense of $6.0 million in the three months ended September 30, 2023 due to increased interest rates applied to our outstanding debt as well as increased amortization of the debt discount related to our refinanced debt and foreign exchange losses of $1.7 million. These increases in other expense were partially offset by a gain on the change in the warrant liability fair value of $3.8 million.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$796	$(1,261)	$2,057	(163.1)%

The change in the provision for (benefit from) income taxes for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to the period over period changes in our valuation allowance against deferred tax assets and the impact of changes in our forecasted profitability and the jurisdictional mix of earnings.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
	2023		2022		Change
	Amount	% of Total	Amount	% of Total	Amount	%
	(dollars in thousands)
Revenue:
Product	$130,972	79.2%	$167,121	82.7%	$(36,149)	(21.6)%
Service	34,417	20.8%	35,013	17.3%	(596)	(1.7)%
Total revenue	$165,389	100.0%	$202,134	100.0%	$(36,745)	(18.2)%
Revenue by geographic region:
North America	$89,314	53.9%	$92,875	46.0%	$(3,561)	(3.8)%
Europe, Middle East and Africa	17,992	10.9%	22,102	10.9%	(4,110)	(18.6)%
Asia-Pacific	47,574	28.8%	72,798	36.0%	(25,224)	(34.6)%
Latin America	10,509	6.4%	14,359	7.1%	(3,850)	(26.8)%
Total revenue	$165,389	100.0%	$202,134	100.0%	$(36,745)	(18.2)%

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Product revenue:
Access devices	$83,642	$100,365	$(16,723)	(16.7)%
Cable	33,871	56,448	(22,577)	(40.0)%
Cloud	13,459	10,308	3,151	30.6%
Total product revenue	130,972	167,121	(36,149)	(21.6)%
Service revenue:
Access devices	3,442	4,637	(1,195)	(25.8)%
Cable	26,408	27,622	(1,214)	(4.4)%
Cloud	4,567	2,754	1,813	65.8%
Total service revenue	34,417	35,013	(596)	(1.7)%
Total revenue	$165,389	$202,134	$(36,745)	(18.2)%

Product revenues decreased during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 due to reduced demand and timing of orders from various Tier 1 customers in the cable and access device markets, partially offset by increased cloud revenue from a Tier 1 customer.

Service revenues decreased slightly during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 due to reduced professional services revenue in the access devices market and lower support services in the cable market, partially offset by an increase in professional services revenue from a Tier 1 customer in the cloud market.

Cost of Revenue and Gross Profit

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue:
Product	$94,155	$117,531	$(23,376)	(19.9)%
Service	3,372	4,006	(634)	(15.8)%
Warranty settlement provision	—	12,907	(12,907)	(100.0)%
Total cost of revenue	$97,527	$134,444	$(36,917)	(27.5)%

	Nine Months Ended September 30,
	2023		2022		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	Gross Margin (bps)
	(dollars in thousands)
Gross profit:
Product	$36,817	28.1%	$49,590	29.7%	$(12,773)	(160)
Service	31,045	90.2%	31,007	88.6%	38	160
Warranty settlement provision	—	—	(12,907)	(6.4)%	12,907	640
Total gross profit	$67,862	41.0%	$67,690	33.5%	$172	750

Cost of product revenue decreased in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 due to a decrease in cable and access devices revenue in the same period. Cost of service revenue in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, decreased due to reductions in labor costs.

Cost of revenue also included a non-recurring warranty settlement provision of $12.9 million, which represents a 6.4% gross margin impact, for the nine months ended September 30, 2022, which was not incurred in the same period for 2023. Please refer to Note 18, Commitments and Contingencies, of the accompanying condensed consolidated financial statements for more discussion regarding this provision.

Product gross margin decreased during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, due to unfavorable shifts in product revenue mix in cable and access devices, partially offset by an increase in license revenue with a Tier 1 customer in 2023. Service gross margin increased during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, due to increased cloud professional service revenue with a Tier 1 customer in 2023, combined with reductions in direct labor costs.

Research and Development

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$57,947	$67,545	$(9,598)	(14.2)%
Percentage of revenue	35.0%	33.4%

The decrease in research and development expense during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily due to decreased personnel costs of $6.8 million, driven by decreased salaries, payroll taxes and benefits of $6.6 million due to an overall decrease in headcount due to the reduction in force and decreased bonus expense of $1.9 million, partially offset by an increase in severance costs related to the April 2023 reduction in force of $1.8 million. In addition, there was a decrease in purchases of research and development materials of $1.8 million and a decrease in depreciation of $1.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Selling, General and Administrative

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Selling, general and administrative	$72,616	$66,741	$5,875	8.8%
Percentage of revenue	43.9%	33.0%

The increase in selling, general and administrative expense during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to expenses incurred in connection with the retirement of Jerry Guo, our co-founder and CEO, who, under the terms of a separation agreement, received certain termination benefits which resulted in total additional expense of $3.9 million during the nine months ended September 30, 2023., consisting of cash and stock-based compensation expenses of $2.2 million and $1.7 million, respectively. In addition, there was a loss on assets held for sale for $4.7 million, an increase in professional services costs of $3.1 million, and $0.4 million in factoring expense. These increases were offset by decreased bad debt expense of $0.7 million, decreased depreciation and amortization of $0.7 million, and decreased trade-show expense of $0.4 million. Excluding the retirement expenses above, personnel costs decreased by $4.3 million in the period, caused by decreased salaries and benefits of $3.1 million as a result of lower headcount, decreased commissions of $1.6 million, decreased stock-based compensation of $2.2 million, partially offset by increased bonus expense of $2.4 million and increased severance costs of $0.2 million.

Other Expense, Net

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Other expense, net	$(43,607)	$(8,778)	$(34,829)	396.8%
Percentage of revenue	(26.4)%	(4.3)%

Other expense increased during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to a $28.8 million loss on debt extinguishment related to our debt refinancing on June 15, 2023. The increase was also due to an increase in interest expense of $9.6 million as a result of increased interest rates applied to our outstanding debt as well as increased amortization of the debt discount related to our refinanced debt and foreign exchange losses of $1.9 million. These increases were partially offset by an increase in interest income of $1.3 million due to increased interest rates, a gain on the change in the warrant liability fair value of $3.8 million and research and development tax credits received of $0.4 million during the nine months ended September 30, 2023.

Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Provision for income taxes	$2,104	$5,071	$(2,967)	(58.5)%

The change in the provision for income taxes for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to the period over period changes in the our valuation allowance against deferred tax assets and the impact of changes in our forecasted profitability and the jurisdictional mix of earnings.

Liquidity and Capital Resources

Our principal sources of liquidity have been and continue to be our cash and cash equivalents and cash flows from operations. The following tables set forth our cash and cash equivalents and working capital as of September 30, 2023 and December 31, 2022 and our cash flows for the nine months ended September 30, 2023 and 2022:

	September 30, 2023	December 31, 2022
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$47,925	$126,312
Working capital	55,252	(32,133)

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Consolidated Cash Flow Data:
Net cash (used in) provided by operating activities	$(18,597)	$11,663
Net cash used in investing activities	(1,919)	(3,325)
Net cash (used in) provided by financing activities	(59,043)	34,157

As of September 30, 2023, we had cash, cash equivalents and restricted cash of $49.7 million and net accounts receivable of $37.4 million.

On August 8, 2023, we entered into an equity distribution agreement, which established an at-the-market equity program (the “2023 ATM Program”). Under the 2023 ATM Program, we may offer and sell shares of our common stock having an aggregate sales price of up to $10.0 million, in amounts and at times determined by management. During the three months ended September 30, 2023, we issued no shares under the 2023 ATM Program, leaving shares of common stock having an aggregate offering price of up to $10.0 million available for issuance under the 2023 ATM Program. We currently do not have plans to use our ATM program to issue any shares.

Cash Flows

Operating Activities

Our primary source of cash from operating activities has been cash collections from our customers. We expect cash flows from operating activities to be affected by changes in sales volumes and timing of collections, and by purchases and shipments of inventory. Our primary uses of cash from operating activities have been for purchases of inventory, personnel costs and investment in our selling, general and administrative departments and research and development. Future cash outflows from operating activities may increase as a result of further investment in research and development and selling, general and administrative requirements, as well as increases in personnel costs to the extent we grow our business by enhancing our existing products and introducing new products.

During the nine months ended September 30, 2023, cash used in operating activities was $18.6 million, primarily resulting from our net loss of $108.4 million, partially offset by net cash provided by changes in our operating assets and liabilities of $25.1 million and net non-cash adjustments of $64.6 million, including $28.8 million for loss on extinguishment of debt and $10.8 million of excess and obsolete inventory reserves. Net cash provided by changes in our operating assets and liabilities during the nine months ended September 30, 2023 was primarily due to a $37.0 million decrease in accounts receivable due to collections during the period; a $9.4 million increase in deferred revenue due to the timing of revenue recognition; and a $3.3 million decrease in prepaid income taxes. These sources of cash were partially offset by a $7.4 million decrease in accounts payable due to timing of vendor payments; a $6.3 million increase in inventory; a $3.9 million decrease in accrued expenses due to the timing of certain accrual payments; a $3.4 million decrease in accrued income taxes; a $2.0 million increase in prepaid expenses; and a $1.6 million decrease in operating lease liability.

Investing Activities

Our investing activities have consisted primarily of expenditures for lab and computer equipment and software to support the development of new products. In addition, our investing activities included expansion of and improvements to our facilities. To the extent our business expands, we expect that we will continue to invest in these areas.

Net cash used in investing activities during the nine months ended September 30, 2023 was $1.9 million, consisting of purchases of property and equipment and software licenses.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2023 was $59.0 million, which was mainly due to debt principal repayments of $42.5 million, payments for deferred financing fees related to our loan refinancing of $13.4 million and employee taxes paid related to the net share settlement of equity awards of $3.2 million, primarily due to RSUs that vested during the nine months ended September 30, 2023.

Credit Facilities

On December 20, 2016, we entered into a credit agreement, or the Original Credit Agreement, with JPMorgan Chase Bank, N.A., as administrative agent, various lenders and JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as joint lead arrangers and joint bookrunners, providing for:

•
the term loans, or the Original Term Loans, under our December 20, 2026 credit facility of $300.0 million; and
•
a revolving credit facility of up to $25.0 million in revolving credit loans and letters of credit.

On June 15, 2023, the Borrower and the Lenders entered into various agreements to effectively exchange $218.8 million of the Original Term Loans for loans of an equal principal amount in the form of the Superpriority Term Loans, under the Superpriority Credit Agreement, dated June 15, 2023, with JPMorgan Chase Bank, N.A., as administrative agent, Delaware Trust Company, as collateral agent, and the lenders party thereto, whereby the maturity date would be extended to December 20, 2027 in exchange for us paying down $40,000 of our exchanged Original Term Loans (as part of an early principal repayment), providing certain penny warrants, or the Warrants, to the lenders and paying certain in-kind fees, amongst other changes, which we collectively refer to as the Exchange.

As of September 30, 2023 and December 31, 2022, we had borrowings of $192.3 million and $226.0 million, respectively, outstanding under the Original Term Loans and Superpriority Term Loans. On December 20, 2021, the revolving credit facility matured.

The Exchange was deemed to be an exchange of debt with substantially different terms under ASC Subtopic 470-50, “Modifications and Extinguishments,” and we recorded a loss on extinguishment of debt of approximately $29.0 million in the condensed consolidated statement of operations for the nine months ended September 30, 2023. In applying extinguishment accounting, we recorded the Superpriority Term Loans at fair value. Therefore, the then-current carrying value of the loans approximates fair value as of June 15, 2023.

The Superpriority Term Loans bear interest at the Adjusted Term SOFR Rate (as defined in the Superpriority Credit Agreement) (subject to a 2.00% per annum floor) or Base Rate (as defined in the Superpriority Credit Agreement), as applicable, plus (x) in the case of SOFR Rate Loans (as defined in the Superpriority Credit Agreement), 6.50% per annum or (y) in the case of Base Rate Loans (as defined in the Superpriority Credit Agreement), 5.50% per annum, provided that, the foregoing interest rate margin in respect of both SOFR Rate Loans and Base Rate Loans shall be increased (i) by 0.50% per annum on July 1, 2024 and (ii) by 1.00% per annum on and after January 1, 2025 (for a total increase of 1.50% per annum), if, in each case, the outstanding amount of Superpriority Term Loans on such date is in excess of $125,000 (with continuing effect from such date regardless of the outstanding amount of Superpriority Term Loans at any time after such date of determination); and any time after June 30, 2025, with respect to Superpriority Term Loans (x) in the case of SOFR Rate Loans, 13.00% per annum or (y) in the case of Base Rate Loans, 12.00% per annum. As of September 30, 2023, the interest rate on the Superpriority Term Loans was 12.22% per annum, and the effective interest rate on the Superpriority Term Loans was approximately 22%.

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

The Superpriority Term Loans are subject to mandatory prepayments, including 75% of excess cash flow, certain non-ordinary course asset dispositions, the issuance of certain equity interests by us and the incurrence of certain indebtedness by us and our subsidiaries. Such prepayments shall be subject to the exit fee described above (to the extent otherwise then applicable). The Superpriority Credit Agreement contains customary representations and warranties, conditions, affirmative and negative covenants, a liquidity-based financial covenant, measured monthly and with special measurements in November and December of 2023 prior to the maturity date of the Original Term Loans having a principal balance of $5,019 on December 20, 2023, events of default and indemnification obligations. As of September 30, 2023, we were in compliance with the terms of the Superpriority Credit Agreement.

As a result of the Exchange, $5.0 million principal remains under the Original Term Loans. We, certain lenders party to the Original Credit Agreement and JPMorgan Chase Bank, N.A., as agent, entered into Amendment No. 1 which, among other things, permitted the transaction contemplated by the Exchange and eliminated all mandatory prepayments (other than at maturity) and representations and warranties and most affirmative and negative covenants and events of default previously applicable to the Original Term Loans. The interest rates applicable to the Original Term Loans remain unchanged. Borrowings under the Original Term Loans bear interest at a floating rate, which can be either a synthetic Eurodollar rate plus an applicable margin or, at our option, a base rate (defined as the highest of (x) the JPMorgan Chase Bank, N.A. prime rate, (y) the federal funds effective rate, plus one-half percent (0.50%) per annum and (z) a one-month Eurodollar rate plus 1.00% per annum) plus an applicable margin. The applicable margin for borrowings under the Original Term Loans is 4.00% per annum for Eurodollar rate loans (subject to a 1.00% per annum interest rate floor) and 3.00% per annum for base rate loans. The interest rates payable under the Original Term Loans are subject to an increase of 2.00% per annum during the continuance of any payment default.

For Eurodollar rate loans, we may select interest periods of one, three or six months or, with the consent of all relevant affected lenders, twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period. Interest on any base rate loan is not set for any specified period and is payable quarterly. We have the right to convert Eurodollar rate loans into base rate loans and the right to convert base rate loans into Eurodollar rate loans at our option, subject, in the case of Eurodollar rate loans, to breakage costs if the conversion is effected prior to the end of the applicable interest period. As of September 30, 2023, the interest rate on the Original Term Loans was 9.65% per annum, which was based on a three-month Eurodollar rate of 5.65% per annum plus the applicable margin of 4.0% per annum for Eurodollar rate loans. As of December 31, 2022, the interest rate on the Original Term Loans was 8.38% per annum, which was based on a one-month Eurodollar rate of 4.38% per annum plus the applicable margin of 4.00% per annum for Eurodollar rate loans.

Voluntary prepayments of principal amounts outstanding under the Original Term Loans are permitted at any time; however, if a prepayment of principal is made with respect to a Eurodollar loan on a date other than the last day of the applicable interest period, we are required to compensate the lenders for any funding losses and expenses incurred as a result of the prepayment.

The Original Term Loans are secured by, among other things, a second priority security interest, subject to permitted liens, in substantially all of our assets and a pledge of certain of the stock of certain of our subsidiaries, in each case subject to specified exceptions. As of September 30, 2023 and December 31, 2022, we were in compliance with the terms of the Original Term Loans.

Restructuring

In April 2023, we reduced our current workforce by 134 employees, representing approximately 13% of our total workforce.

Severance payments and other employee-related cost in connection with the reduction in force during the nine months ended September 30, 2023 were classified in the condensed consolidated statements of operations and comprehensive loss as follows:

Nine Months Ended September 30,
2023
Research and development expenses	$1,826
Selling, general and administrative expenses	188
Cost of revenue	137
Total	$2,151

The reduction in workforce is complete as of September 30, 2023. Together with certain other actions undertaken by management, the expected net reduction in operating expenses for the remainder of 2023 is approximately $5.1 million.

Tax Cuts and Jobs Act

Of our total cash and cash equivalents of $47.9 million as of September 30, 2023, $24.5 million was held by our foreign subsidiaries. As of September 30, 2023, the Company has foreign subsidiary unremitted earnings of $38,727, the majority of which can be distributed in a tax-free manner. The Company has recorded a deferred tax liability related to withholding taxes of $1,514 associated with its undistributed foreign subsidiary earnings.

The Tax Cuts and Jobs Act of 2017, or TCJA, included a provision requiring companies to capitalize all of their research and development costs incurred in tax years beginning after 2021. As a result, research and development costs can no longer be expensed as incurred for tax purposes, and must be capitalized and amortized, 5 years for domestic research and 15 years for international. While it is possible that Congress may retroactively defer, modify or repeal this provision, any such actions would be accounted for in the period of enactment. Absent such Congressional action, this change in tax law will result in significant cash tax payments and have a material adverse effect on our liquidity.

Stock Repurchase Program

On February 21, 2019, we announced a stock repurchase program under which we were authorized to repurchase up to $75.0 million of our common stock. During the nine months ended September 30, 2023, we did not repurchase any shares. During the nine months ended September 30, 2022, we repurchased approximately 0.2 million shares for a total cost of approximately $1.2 million. As of September 30, 2023, approximately $60.2 million remained authorized for repurchases of our common stock under the stock repurchase program. As part of the debt refinancing closed in June of 2023, we are now prohibited from using cash to repurchase common stock.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation and as a result of the material weaknesses discussed below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

Immediately following the identification of the material weaknesses described above, and with the oversight of the audit committee of our board of directors, we commenced a process to remediate the underlying causes of these material weaknesses, enhance the control environment and strengthen our internal control over financial reporting. We are committed and are taking steps necessary to remediate the control deficiencies that caused the above material weaknesses by implementing changes to our internal control over financial reporting. We have begun the process to remediate the material weakness and will continue our efforts through fiscal 2023. Our plans for remediation include the following:

•
We have added and will continue the process of adding a sufficient number of qualified personnel within our accounting function to establish the appropriate level of resources to ensure successful remediation, and thereafter, ongoing maintenance of adequate internal controls over financial reporting. We have hired a new Director of Revenue and an additional IT resource, we have engaged accounting advisory consultants to provide additional oversight and expertise to enhance our period end close, technical accounting, and financial reporting capabilities, and we will continue to utilize such additional resources as necessary;
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

We may not meet the continued listing requirements of Nasdaq, which could result in a delisting of our common stock.

As previously reported, on September 26, 2023, we received a letter from Nasdaq indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between August 8, 2023, through September 25, 2023, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Price Requirement. The letter also indicated that we will be provided with a compliance period of 180 calendar days until March 25, 2024, or the Compliance Period, in which to regain compliance pursuant to the Minimum Bid Price Requirement. In order to regain compliance with the Minimum Bid Price Requirement, our common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of our publicly held shares and all other initial listing standards for Nasdaq, with the exception of the Minimum Bid Price Requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that we will be unable to cure the deficiency, or if we are not otherwise eligible for the additional cure period, Nasdaq will provide notice that our common stock will be subject to delisting.

The issuance and sale of common stock upon exercise of warrants may cause substantial dilution to existing shareholders and may also depress the market price of our common stock. Warrants to purchase shares of our common stock have cashless exercise rights.

On June 15, 2023, we issued warrants (or rights to obtain warrants) to certain of our lenders representing up to 19.99% of the total number of shares of our common stock outstanding as of that date, or 19,373 shares of common stock in the aggregate. As of September 30, 2023, certain of our lenders hold warrants (or the rights to obtain warrants) that are currently vested and unexercised for an aggregate of 8,385 shares of our common, with an exercise price of $0.01 per share. Warrants representing an additional 4,846 shares of our common stock will vest and become exercisable on January 1, 2024, and warrants representing an additional 4,836 shares of our common stock will vest and become exercisable on January 1, 2025, provided certain of our debt remains outstanding as of each such date. If the holders of the warrants choose to exercise the warrants, it may cause significant dilution to the then holders of our common stock. If exercises of the warrants and sales of such shares issuable upon exercise thereof take place, the price of our common stock may decline.

We have outstanding debt that could limit our ability to make expenditures and investments in the conduct of our business and adversely impact our ability to obtain future financing.

As of September 30, 2023, we had $192.3 million of outstanding borrowings under our credit facilities, $5.0 million of which matures on December 20, 2023 and the remainder of which matures on December 20, 2027 (subject, under certain circumstances, to an earlier springing maturity of December 20, 2025). We may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due in respect of our indebtedness. We may be required to dedicate significant cash flows from operations to make such payments, which could limit our ability to make other expenditures and investments in the conduct of our business. Our indebtedness may also reduce our flexibility in planning for or reacting to changes in our business and market conditions. Our indebtedness also exposes us to interest rate risk, since our debt obligations generally bear interest at variable rates. In addition, we may incur additional indebtedness in the future to meet future financing needs. If we add new debt, the risks described above could increase.

In addition, primarily as a result of the completion of the refinancing of our outstanding debt on June 15, 2023, our cash available for operations has decreased from $126.3 million to $47.9 million at December 31, 2022 and September 30, 2023, respectively. While management presently expects such available cash on hand to be sufficient to fund our operations and meet our debt service requirements, the reduced level of available cash could impede our ability to manage our cash flows and sustain operations in the event of any significant unforeseeable negative trends or events, such as significant delays in customer payments or other unexpected negative cash flow developments.

Our Superpriority Credit Facility contains restrictive covenants that may limit our operating flexibility.

Our Superpriority Credit Facility contains certain restrictive covenants that either limit our ability to do (or require a mandatory prepayment in the event we do) any of the following: incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, change business locations, make certain investments, make any payments on our equity interests or any subordinated debt, transfer or dispose of assets, amend certain material agreements, and enter into various specified transactions. We, therefore, may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders or prepay the outstanding amount under our Superpriority Credit Facility.

Furthermore, our future working capital, borrowings or equity financing could be unavailable to repay or refinance the amounts outstanding under the Superpriority Credit Facility. In the event of a liquidation, our secured lenders would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our common stock would receive a portion of any liquidation proceeds only if all of our creditors, including our lenders, were first repaid in full.

Our Superpriority Credit Facility contains liquidity covenants that may impede our ability to grow and with which we may fail to comply, which could materially adversely affect our business, financial condition, results of operations and prospects.

Our Superpriority Credit Facility contains a liquidity covenant that is tested on a monthly basis and is further tested on November 15, 2023 and December 10, 2023. The amount of liquidity to be maintained increases monthly. The liquidity covenant may impede our ability to grow our business or respond to competitive pressures. Moreover, failure to comply with such covenant would result in an event of default under the Superpriority Credit Facility and, as a result, would afford the lenders thereunder the right to declare the Superpriority Term Loans immediately due and payable.

If an event of default occurs and we are unable to obtain necessary waivers or amendments, we may lack sufficient assets to repay the accelerated Superpriority Term Loans in full. If we are not successful in raising additional capital or refinancing our existing debt or securing new financing on terms acceptable to us, we may be required to enter a restructuring or liquidation, reduce the scope of our operations, sell assets where possible, and/or suspend or curtail planned programs, among other possible courses of action, all of which could materially adversely affect our business, financial condition, results of operations and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On December 14, 2017, the SEC declared our registration statement on Form S-1 (File No. 333-221658) for our initial public offering, or IPO, effective. The net offering proceeds to us from the IPO, after deducting underwriting discounts of $6.3 million and offering expenses payable by us totaling $4.1 million, were approximately $79.3 million. No offering discounts, commissions or expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on December 15, 2017 pursuant to Rule 424(b)(4). As of September 30, 2023, we had used approximately $13.4 million of the net offering proceeds for general corporate purposes, including working capital, operating expenses, satisfying accounts payable, and capital expenditures, and we have invested the balance of the proceeds into an investment portfolio with the primary objective of preserving principal and providing liquidity without significantly increasing risk.

Stock Repurchase Program

The following table sets forth information with respect to repurchases of shares of our common stock during the three-month period ended September 30, 2023:

Casa Systems, Inc. Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)		(In thousands)	(In thousands)
July 1 - July 31, 2023	—	$—	—	$—
August 1 - August 31, 2023	—	$—	—	$—
September 1 - September 30, 2023	—	$—	—	$—

(1)
On February 21, 2019, we announced that our board of directors authorized the repurchase of up to $75.0 million of our common stock under a stock repurchase program. From inception through September 30, 2023, we repurchased approximately 3.6 million shares under the program. The stock repurchase program has no expiration date and does not require us to purchase a minimum number of shares. We may suspend, modify or discontinue the stock repurchase program at any time without prior notice. As part of the debt refinancing closed in June of 2023, we are now prohibited from using cash to repurchase common stock.

Warrant Issuances

On June 15, 2023, in connection with the Superpriority Credit Agreement and the Exchange, we entered into a Warrant Agreement with American Stock Transfer & Trust Company, LLC, as warrant agent. Subject to the terms and conditions set forth therein, the Lenders (or their affiliates or designees) received (or have the right to receive) warrants, or the Warrants, exercisable for an aggregate of 19,373 shares of our common stock when vested, with an exercise price of $0.01 per share of common stock. The Warrants were issued to the Lenders on a pro rata basis in accordance with the amount of the Superpriority Term Loans held by such Lender. The shares underlying the Warrants vest in three tranches: the first tranche, which represents the right to purchase an aggregate of up to 9,691 shares of our common stock, was immediately exercisable upon issuance of the Warrants; the second tranche, representing the right to purchase up to 4,846 shares of our common stock, vests on January 1, 2024, provided that the Superpriority Term Loans remain outstanding as of such date; and the third tranche, representing the right to purchase up to 4,836 shares of our common stock, vests on January 1, 2025, provided the Superpriority Term Loans remain outstanding as of such date. In the aggregate, the Warrants are exercisable for up to 19,373 shares of our common stock, which represents up to 19.99% of the shares of our common stock that were issued and outstanding as of the date the Warrants were issued. The Warrants will expire on June 15, 2033. We will receive proceeds from any cash exercise of the Warrants, however, the Warrants provide for exercise on a “cashless basis” that, if elected by the selling stockholders, will reduce the number of shares of common stock issued upon exercise of the warrants in lieu of cash payment. As of September 30, 2023, 1,306 shares have been exercised.

The foregoing summary of the Warrant Agreement is qualified in its entirety by reference to the full text of the Warrant Agreement, which is referenced to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-38324) filed on June 21, 2023 and is incorporated herein by reference.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38324) filed on December 19, 2017)

3.2	By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38324) filed on December 19, 2017)

10.1	Offer Letter to Michael Glickman (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38324) filed on July 13, 2023)

10.2

Restricted Stock Unit Agreement by and between the Company and Michael Glickman (incorporated by reference to Exhibit 99.1 to the Registrants Registration Statement on Form S-8 (File No. 333-273542) filed on July 31, 2023)

10.3	Equity Distribution Agreement (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-273815) filed on August 8, 2023)

10.4	Offer Letter to Philip E. Paro, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38324) filed on August 10, 2023)

10.5

Restricted Stock Unit Agreement by and between the Company and Philip E. Paro, Jr. (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-274299) filed on September 1, 2023)

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

CASA SYSTEMS, INC.
Date: November 8, 2023		/s/ Michael Glickman
Michael Glickman
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Edward Durkin
Edward Durkin
Chief Financial Officer (Principal Financial Officer)